Form 10-Q
period 2018-09-30
Toughbuilt Industries, Inc
filed 2018-12-20
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

COMMISSION FILE NUMBER 001-37487

TOUGHBUILT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	46-0820877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25371 Commercentre Drive, Suite 200, Lake Forest, CA 92630

(Address of principal executive offices) (Zip Code)

(949) 528-3100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES     [  ]     NO     [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (.§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES     [X]     NO     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES     [  ]      NO     [X]

As of December 18, 2018, the registrant had 9,870,906 shares of common stock, $0.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Current Assets
Cash	$58,609	$44,348
Accounts receivable	979,629	153,407
Factor receivables, net of allowance for sales discounts of $13,000 at September 30, 2018 and December 31, 2017, respectively	1,226,006	1,663,398
Inventory - finished goods	44,453	98,672
Prepaid assets	47,000	52,500
Total Current Assets	2,355,697	2,012,325

Property and equipment, net	251,897	344,919
Security deposit	36,014	44,567
Deferred public offering cost	168,565	-
Total Assets	$2,812,173	$2,401,811

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,675,557	$2,331,224
Accrued liabilities	1,171,144	731,191
Accrued payroll taxes	818,557	469,271
Accrued interest	735,083	699,576
Other current liabilities	61,434	86,873
Advance from officer	400,000	400,000
Loan payable - Factor	916,230	1,078,941
Notes payable, net of debt discounts of $334,686 at September 30, 2018	641,814	-
Convertible debentures, net of debt discount and debt issuance cost of $0 and $835,854 at September 30, 2018 and December 31, 2017, respectively	6,300,210	4,864,146
Total Current Liabilities	14,720,029	10,661,222

Total Liabilities	14,720,029	10,661,222

Commitments and contingencies (Note 8)

Class B Convertible Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 439,125 shares and 198,875 shares issued and outstanding, net of discount of $532,623 and $196,758 at September 30, 2018 and December 31, 2017, respectively (liquidation preference of $5,269,500 and $2,024,125 at September 30, 2018 and December 31, 2017, respectively)	2,790,743	1,490,013

Stockholders’ Deficit
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,687,867 shares and 3,679,500 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	370	368
Additional paid in capital	3,899,635	1,711,197
Accumulated deficit	(18,598,604)	(11,460,989)
Total Stockholders’ Deficit	(14,698,599)	(9,749,424)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficit	$2,812,173	$2,401,811

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, Net of Allowances
Metal goods	$1,510,873	$1,286,430	$5,369,713	$4,566,113
Soft goods	1,949,277	1,736,081	6,555,916	5,139,001
Total Revenues, Net of Allowances	3,460,150	3,022,511	11,925,629	9,705,114

Cost of Goods Sold
Metal goods	1,268,825	1,024,816	4,325,522	3,456,283
Soft goods	1,537,216	1,142,551	4,895,549	3,470,831
Total Cost of Goods Sold	2,806,041	2,167,367	9,221,071	6,927,114

Gross Profit	654,109	855,144	2,704,558	2,778,000

Operating Expenses
Selling, general and administrative	1,918,613	975,795	4,641,290	4,012,924
Litigation expense	-	-	1,192,488	-
Research and development	591,489	564,432	1,446,913	1,751,749
Total Operating Expenses	2,510,102	1,540,227	7,280,691	5,764,673

Operating Loss	(1,855,994)	(685,083)	(4,576,133)	(2,986,673)

Other Income (Expense)
Interest expense	(1,152,681)	(643,172)	(2,561,482)	(1,663,238)
Total Other Income (Expense)	(1,152,681)	(643,172)	(2,561,482)	(1,663,238)

Loss Before Income Tax	(3,008,675)	(1,328,255)	(7,137,615)	(4,649,911)

Income tax	-	-	-	-

Net Loss	$(3,008,675)	$(1,328,255)	$(7,137,615)	$(4,649,911)

Basic and Diluted Net Loss Per Share	$(0.82)	$(0.36)	$(1.94)	$(1.26)

Weighted Average Number of Shares Outstanding - Basic and Diluted	3,683,463	3,679,500	3,680,691	3,679,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(7,137,615)	$(4,649,911)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	93,021	88,619
Amortization of debt discount and debt issuance cost	1,443,955	816,903
Stock issued in settlement of litigation	939,538
Stock-based compensation expense	654,608	84,162
Changes in operating assets and liabilities:
Increase in accounts receivable	(826,221)	(148,501)
Decrease in factor receivables	437,392	107,190
(Increase) decrease in inventory	54,218	(107,651)
(Increase) decrease in prepaid expenses	5,500	(27,500)
(Increase) decrease in security deposits	8,553	(31,235)
Increase in accounts payable	1,382,332	1,631,663
Increase in accrued payroll taxes	349,285	188,939
Increase in accrued interest	635,717	489,862
Decrease in other current liabilities	(25,439)	53,386
Increase in accrued liabilities	271,392	101,153
Net cash used in operating activities	(1,713,764)	(1,402,921)

Cash Flows from Investing Activities:
Cash paid for purchase of property and equipment	-	(69,925)
Net cash used in investing activities	-	(69,925)

Cash Flows from Financing Activities:
Proceeds from sale of convertible preferred stock	1,201,157	-
Cash payment for debt modification	(25,000)	-
Cash payment for public offering cost	(38,000)	-
Cash proceeds from advances from officer	-	400,000
Cash proceeds from notes payable, net	752,579	-
Cash payments for loans payable	(162,711)	(252,044)
Net cash provided by financing activities	1,728,025	147,956

Net increase (decrease) in cash and cash equivalents	14,261	(1,324,890)

Cash, beginning of the period	44,348	1,333,930

Cash, end of the period	$58,609	$9,040

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$800	$822
Cash paid for interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Unpaid deferred public offering costs	$130,565	$-
Issuance of preferred stock as debt issuance cost	$667,023	$-
Issuance of warrants as compensation for capital raise	$53,864	$-
Issuance of warrants to investors	$540,429	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to the Condensed Financial Statements

September 30, 2018 and 2017

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the financial statements for the year ended December 31, 2017 included in the Company’s Registration Statement on Form S-1 (file no. 333-226104) (“Registration Statement”), which was filed with the Securities Exchange Commission (“SEC”) on July 9, 2018 and can also be found on the Company’s website (www.toughbuilt.com). In these notes the terms “us”, “we”, “it”, “its” or “our” refer to ToughBuilt. ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc. On December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

Description of Business

The Company designs and distributes innovative and superior quality tools and accessories to the home improvement community and the building industry. The Company aspires to augment brand loyalty in part from the enlightened creativity of its end users throughout the global tool market industry. The Company holds exclusive licenses to develop, manufacture, market, and distribute various home improvement and construction product lines for both Do-it-Yourself (“DIY”) and professional trade markets under the TOUGHBUILT® brand name.

TOUGHBUILT® distributes products in the following categories, all designed and engineered in the United States and manufactured by third party vendors in China:

●	tool belts, tool bags and other personal tool organizer products;
●	complete line of knee pads for various construction applications; and
●	job-site tools and material support products consisting of a full line of miter-saws and table saw stands, saw horses/job site tables and roller stands.

The Company believes that its product offerings combine the high quality and ruggedness required to withstand the rigors of use in the construction and DIY industries.

On November 14, 2018, the Company completed its initial public offering (“IPO”), pursuant to which it sold 2,670,000 Class A Units (“Class A Unit”), each Unit consisting of one share of common stock, par value $0.0001 per share, one Series A Warrant to purchase one share of common stock (“Series A Warrant”) and one Series B Warrant to purchase one share of common stock (“Series B Warrant”) at a purchase price of $5.00 per Class A Unit. The Company received net proceeds from the IPO of $12,415,500 after deducting underwriting discounts and commission of $934,500.

Liquidity and Management Plan

In accordance with Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

As of September 30, 2018, the Company had cash on hand of $58,609. During the nine months ended September 30, 2018, the Company incurred a net loss of $7,137,615 and used $1,713,764 of cash in operations. At September 30, 2018, the Company had an accumulated deficit of $18,598,604 and does not expect to experience positive cash flows from operations in the near future as it continues expanding the organization to support planned sales growth while also continuing to invest in research and development of the Company’s products. The Company also expects to incur significant additional expenditures as a public company. Although it is difficult to predict the Company’s liquidity requirements, as of September 30, 2018, and further based upon the Company’s current operating plan and completion of its IPO, management believes that the Company will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of these condensed financial statements.

Basis of Presentation

These interim condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2018 and 2017; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s Registration Statement, have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts and factored receivables, valuation of long-lived assets, accrued liabilities, note payable and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reverse Stock Split

On September 13, 2018, the Company effected a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock, preferred stock, warrants and options (collectively, the “Equity Instruments”). As a result of the Reverse Split, each (2) units of Equity Instruments issued and outstanding prior to the Reverse Split were converted into one (1) unit of Equity Instrument. The Reverse Split did not change the number of authorized shares or the par value of its common stock or preferred stock. All share amounts, per share data, share prices, exercise prices or conversion rates have been retroactively adjusted for the effect of the Reverse Split.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At September 30, 2018 and December 31, 2017, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Loan payable - third party”, on its balance sheet.

Inventory

Inventory, which consists of finished goods, is valued at the lower of (i) the actual cost of its purchase or manufacture, or (ii) its net realizable value. Inventory cost is determined on the first-in, first-out method. The Company regularly reviews its inventory quantities on hand, and when appropriate, records a provision for excess and slow-moving inventory.

Property and Equipment

Property and equipment consists of the following items, which are treated as stated for accounting purposes:

●	Furniture and office equipment, and tools and mold equipment - recorded at cost and depreciated on a straight-line basis over their estimated useful life of four to five years;
●	Leasehold improvements - recorded at cost and amortized over the term of the lease;
●	Expenditures for renewals and betterments – capitalized; and.
●	Expenditures for minor items, repairs and maintenance - charged to operations as incurred.

Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Fair Value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, loan payable to third party and note payable. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of the Company’s cash equivalents is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenue when the product is delivered to the customer, and the ownership is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the SEC’s Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred per the terms of the signed contract; (3) the price is fixed and determinable; and (4) collectability is reasonable assured. Revenue is recognized net of rebates and customer allowances, as appropriate.

Stock Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

The Company estimates volatility based upon the historical stock price of the comparable companies and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of Class A and B warrants, convertible preferred stock and convertible debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Common stock warrants	372,359	206,309
Stock options exercisable to common stock	1,125,000	125,000
Shares issuable upon conversion of debt	1,365,045	613,447
Shares issuable upon conversion of preferred stock	1,254,643	198,875
Total potentially dilutive securities	4,117,047	1,143,631

Recent Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on our condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020 and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all the receivables of the Company. The factoring advances for the LCs at September 30, 2018 and December 31, 2017 have been treated as a loan payable to third party in the accompanying balance sheets and were $916,230 and $1,078,941, respectively. The total sales factored, net of allowances for sales returns, discounts and rebates, for the three months ended September 30, 2018 and 2017 were $1,670,177 and $1,603,813, respectively, and for nine months ended September 30, 2018 and 2017, were $5,834,507 and $5,930,922, respectively. The factor fees incurred for the three months ended September 30, 2018 and 2017 were $82,450 and $112,639, respectively, and for nine months ended September 30, 2018 and 2017, were $309,311 and $497,497, respectively. Total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000, as of September 30, 2018 and December 31, 2017 were $1,226,006 and $1,663,398, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

Description	September 30, 2018	December 31, 2017
	(Unaudited)
Computer equipment	$88,615	$88,615
Furniture and office equipment	136,955	136,955
Leasehold improvements	37,899	37,899
Tooling and molds	249,690	249,690
Website design	9,850	9,850
	523,009	523,009
Less: accumulated depreciation	(271,112)	(178,090)
Property and Equipment, net	$251,897	$344,919

Depreciation expense for the three months ended September 30, 2018 and 2017, was $31,007 and $30,753, respectively, and for nine months ended September 30, 2018 and 2017, was $93,021 and $88,619, respectively.

NOTE 5: CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Convertible debenture - Hillair Capital	$4,182,709	3,784,230
Convertible debenture – HSPL Capital	2,117,501	1,915,770
Less: Original issuance discount	-	(267,619)
Less: Class B Convertible Preferred Stock discount	-	(207,125)
Less: Debt issuance cost	-	(361,110)
Convertible debentures, net	$6,300,210	$4,864,146
Current portion	$6,300,210	$4,864,146

On January 16, 2018, the Company and the holders of the Debentures mutually agreed to amend the terms of their Securities Purchase Agreement. The Company agreed to issue and deliver to (i) Hillair Capital an amended and restated Debenture in the principal amount of $4,182,709 and an additional 41,826 shares of Class B Preferred Stock, and to (ii) HSPL Capital Advisors, LLC (“HSPL Capital”), an amended and restated Debenture in the principal amount of $2,117,501 and an additional 21,174 shares of Class B Preferred Stock. The amended Debentures are comprised of the principal balance of the original debentures plus all accrued but unpaid interest as of the date of the amendment. The termination date of the debentures was extended to September 1, 2018, with the entire principal and accrued interest balances being due on that date. The additional 63,000 Class B Preferred Shares issued to the debenture holders were treated as debt discount and valued at $404,523. The Company accounted for such amendment as a modification to the Debentures. On August 28, 2018, the maturity date was further extended to September 30, 2018 (Note 11), with the holders receiving, on a pro rata basis, 7,500 shares of the Company’s Class B Convertible Preferred Stock.

The Company has the option to redeem the Debentures at any time at a price equal to 120% after the first twelve months. In the event of an IPO, the Company may elect to redeem up to 50% of the then outstanding principal amount of the Debentures at a 120% premium.

The Debentures are convertible at the investor’s option, at the standard conversion price of $10.00 or, upon the listing of the common stock of the Company on a national securities exchange through an IPO, the conversion price adjusts to 120% of the price at which the shares of common stock are offered. The conversion price is also to be reset if the Company issues or grants any rights to their common stock or any type of security convertible into or exercisable or exchangeable for, common stock, including any re-pricing of any such shares, at a price below the then-applicable conversion price, at which occurrence the conversion price will be adjusted downward such that it will equal the sale price or conversion price, as applicable. Any adjusted conversion price shall not be less than $2.00 per share.

The Company analyzed whether the conversion feature should be bifurcated and accounted for as a derivative liability. The Company has elected to early adopt ASU 2017-11, and therefore the down round provision is not included in the consideration of being indexed to the Company’s own stock. As noted previously, the conversion feature has a fixed standard conversion price, which adjusts upon an IPO. As the adjustment contingency is based on an IPO, and the price to which it adjusts is based on the share price of the Company’s stock, which is a standard input to the valuation, the conversion feature would be considered indexed to its own stock. Therefore, the embedded derivative qualified for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company determined that the fair value of a share of its common stock on the original issuance date of the Debentures was $3.58. As the conversion price exceeds the fair value of the stock on the commitment date, there is no beneficial conversion feature to be recognized.

The Company also evaluated the redemption call feature to determine if it was required to be bifurcated, under the guidance for call options which can accelerate the settlement of debt instruments contained in debt issued with a discount. As the call feature does not fall under any of the conditions set forth in the guidance, it is considered to be clearly and closely related to the debt host contract, and therefore is not required to bifurcated.

The shares of the common stock issuable upon any conversion of the debenture (other than any such shares issued by the Company to the lender in connection with amortization payments) will be subject to a lock-up arrangement until 180 days following the date of an IPO.

The Company has recorded interest expense relating to the Debentures of $269,001 and $114,000 for the three months ended September 30, 2018 and 2017, respectively, and $576,760 and $342,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Company has recorded interest expense due to the amortization of the debt discount related to the Debentures arising from the original issue discount (the “OID”) and Class B Convertible Preferred Stock, of $252,955 and $159,429 for the three months ended September 30, 2018 and 2017, respectively, and $879,266 and $478,286 for the nine months ended September 30, 2018 and 2017, respectively. The unamortized portion of OID and Class B Convertible Preferred Stock was $0 and $474,744 at September 30, 2018 and December 31, 2017, respectively.

The Company has recognized amortization of the debt issuance costs on the Debentures as interest expense in the amount of $434,708 and $112,873 for the three months ended September 30, 2018 and 2017, and $660,453 and $338,618 for the nine months ended September 30, 2018 and 2017, respectively. The unamortized portion of debt issuance cost on 2016 Convertible Debenture was $0 and $361,110 at September 30, 2018 and December 31, 2017, respectively.

NOTE 6 - NOTES PAYABLE

On June 19, 2018, the Company executed a promissory note in the principal amount of $114,000 with a third party which was initially due and payable on September 30, 2018. The Company received cash proceeds of $100,000 from the promissory note. The promissory note is unsecured, bears an interest rate of 1.9% per month, and was issued with an original issue discount of 14%. On September 30, 2018, the Company and the third party mutually agreed to extend the maturity date of the promissory note until the earlier of three business days after the closing of the Company’s IPO and November 15, 2018. The holder of the promissory note agreed to accept $7,500 as a fee for extending the maturity date of the promissory note. The Company recorded debt discount of $12,505 and $7,500 for the extension of the maturity date of the promissory note as interest expense for the three months ended September 30, 2018. In addition, the Company recorded $6,642 as interest expense on the promissory note for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the Company recorded debt discount of $14,000, the extension of the maturity date of the promissory note as debt discount of $7,500, and interest expense of $7,436. Accrued interest payable on the promissory note was $7,436 at September 30, 2018.

On August 31, 2018, the Company executed six (6) unsecured promissory notes, with an original issuance debt discount of 15%, for a cumulative principal sum of $862,500 and gross proceeds of $750,000. The Company promised to pay the promissory note holders the aggregate principal sum of $862,500 on the earlier of (i) the third trading day after the closing of the Company’s IPO and (ii) November 30, 2018. At closing on September 4, 2018, the Company received cash proceeds of $652,579, which was the gross proceeds of $750,000, net of placement agent fees of $62,850, legal fees of $30,571, and escrow fees if $4,000. In addition, the Company issued to the six note holders an aggregate of 18,750 shares of Class B Convertible Preferred Stock, and 7,500 warrants to the placement agent (Note 10). The Company recorded debt issuance cost and debt discount of $62,735 as interest expense for the three months and nine months ended September 30, 2018. The unamortized portion of debt discount and debt issuance costs was $334,686 at September 30, 2018.

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

In May 2017, the Company executed three unsecured promissory notes with an aggregate principal balance of $400,000, with an officer and director, bearing an interest rate of 10% per annum, due on demand or before September 30, 2018. On September 30, 2018, the Company extended the maturity date of the promissory notes to three (3) business days after the consummation of the sale of the Company’s equity securities in an IPO. On September 30, 2018, the Company and the officer and director mutually agreed to convert $200,000 of the principal of the promissory notes into shares of common stock of the Company at a conversion price equal to the per unit price of the initial public offering, with the remaining $200,000 balance of the principal and accrued interest to be paid in cash. The Company has recorded interest expense of $10,082 and $3,206 on these promissory notes for the three months ended September 30, 2018 and 2017, respectively, and interest expense of $29,918 and $6,836 on these promissory notes for the nine months ended September 30, 2018 and 2017, respectively. The Company has recorded $40,000 and $10,082 as accrued interest as of September 30, 2018 and December 31, 2017, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company paid rent to business suites for maintaining its corporate office address in Nevada and California.

On January 3, 2017, the Company executed a non-cancellable operating lease for its principal office with the lease commencing February 1, 2017 for a five (5) year term. The Company paid a security deposit of $29,297 on January 3, 2017 upon execution of the lease. The lease required the Company to pay its proportionate share of direct costs estimated to be 22.54% of the total property, a fixed monthly direct cost of $6,201 for each month during the term of the lease, and monthly rental pursuant to the lease terms.

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Amount
2018(remaining)	$42,359
2019	174,872
2020	180,993
2021	187,327
2022	15,655
Total	$601,206

The Company recorded rent expense of $59,540 and $51,380 for the three months ended September 30, 2018 and 2017, respectively, and $142,261 and $170,953 for the nine months ended September 30, 2018 and 2017, respectively.

Employment Agreements with Officers

On January 3, 2017, the Company entered into an employment agreement with its President/Chief Executive Officer for a five-year term. The officer received a sign-on-bonus of $50,000 and is entitled to an annual base salary of $350,000 to increase by 10% each year commencing on January 1, 2018. The officer was also granted a stock option to purchase 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

On January 3, 2017, the Company entered into an employment agreement with its Vice-President of Design and Development for a five-year term. Under the terms of this agreement, the officer received a sign-on-bonus of $35,000 and is entitled to an annual base salary of $250,000 beginning on December 1, 2016 to increase by 10% each year commencing on January 1, 2018.

On January 3, 2017, the Company entered into an employment agreement with its Chief Operating Officer and Secretary for a three-year term. Under the terms of this agreement, the officer is entitled to an annual base salary of $180,000 beginning on January 1, 2017 to increase by 10% each year commencing on January 1, 2018.

On January 3, 2017, the Company entered into an employment agreement with its Chief Financial Officer for a three-year term. Under the terms of this agreement, the officer is entitled to an annual base salary of $250,000 beginning on January 1, 2017 to increase by 10% each year commencing on January 1, 2018.

The employment agreements also entitles the officers to receive, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to the Company’s other senior executive officers.

On September 30, 2018, the officers and employees agreed to convert their deferred compensation of $650,100, owed as of September 30, 2018, into shares of Company common stock upon the consummation of an IPO at a price equal to the per unit offering price in the IPO.

Litigation Costs and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Other than as set forth below, management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

On August 16, 2016, Edwin Minassian filed a complaint against the Company and Michael Panosian, our Chief Executive Officer, in the Superior Court of California, County of Los Angeles. The complaint alleges breach of oral contracts to pay Mr. Minassian for consulting and finder’s fees, and to hire him as an employee. The complaint further alleges, among other things, fraud and misrepresentation relating to the alleged tender of $100,000 to the Company in exchange for “a 2% stake in ToughBuilt” of which only $20,000 was delivered. The complaint seeks unspecified monetary damages, declaratory relief concerning the plaintiff’s contention that he has an unresolved 9% ownership stake in ToughBuilt and other relief according to proof.

On April 12, 2018, the Court entered judgments against the Company and Mr. Panosian in the amounts of $7,080 and $235,542, plus awarding Mr. Minassian a 7% ownership interest in the Company (the “Judgments”). Mr. Minassian served notice of entry of the judgments on April 17, 2018 and the Company and Mr. Panosian received notice of the entry of the default judgments on April 19, 2018.

On April 25, 2018, the Company and Mr. Panosian filed a motion to have the April 12, 2018 default judgment on Plaintiff’s Complaint, the February 13, 2018 defaults, and April 14, 2017 Order for terminating sanctions striking Defendants’ Answer set aside on the basis of their former attorney’s declaration that his negligence resulted in the default judgment, default, and terminating sanctions being entered against the Company and Mr. Panosian. The motion was denied. On September 13, 2018, the Company and Panosian satisfied the Judgments by payment of $252,924.69 (which included $10,303.48 post judgment interest) to Minassian and by issuing him shares reflecting a 7% ownership stake in the Company. The Company has recorded the litigation expense of $1,192,488 for the nine months ended September 30, 2018.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

Other Compliance Matters

As of September 30, 2018, the Company was delinquent in its federal and state payroll tax payments in the aggregate amount of approximately $689,388. The Company has subsequently remitted all of its delinquent federal and state payroll tax payments, including interest and penalties, to the payroll tax authorities.

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s capitalization at September 30, 2018 was 100,000,000 authorized common shares and 5,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

On September 13, 2018, the Company effectuated a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock, preferred stock, warrants and options (collectively the “Equity Instruments”). As a result of the Reverse Split, each (2) units of Equity Instruments issued and outstanding prior to the Reverse Split were converted into one (1 unit) of Equity Instrument.

Common Stock

On August 22, 2018, the Company issued 8,334 restricted shares of its common stock valued at $42,801 to a consultant for providing business advisory and consulting services.

As of September 30, 2018, and December 31, 2017, 3,687,834 shares and 3,679,500 shares of common stock were issued and outstanding.

Warrants

Placement Agent Warrants

The Company has issued warrants, each to purchase one share of its common stock at an exercise price of $12.00 per share, to the placement agent. The warrants issued in its October 2016 Private Placement expire on October 17, 2021, and the warrants issued in its March 2018 Private Placement, May 2018 Private Placement and August 2018 Financing expire on September 4, 2023. The exercise price and number of shares of common stock or other securities issuable on exercise of such warrants are subject to customary adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of our Company. As of September 30, 2018, 45,775 warrants have been issued to the placement agent, are outstanding and are currently exercisable.

Class A Warrants

On January 25, 2016, the Company initiated a Private Placement and issued Class A Warrants to purchase 61,083 shares of common stock at a price of $12.00 per share through and including December 31, 2018.

The Class A Warrants are redeemable upon thirty (30) days’ notice, at a price of $0.60 per Class A Warrant, provided the average of the closing bid price of the common stock, as reported by NASDAQ or the average of the last sale price if the common stock is then listed on the NASDAQ or another national securities exchange, shall exceed $24.00 per share (subject to adjustment) for ten (10) consecutive trading days prior to the third day preceding the date on which notice of redemption is given by the warrant holder. The holders of Class A Warrants subject to redemption have exercise rights until the close of business on the date fixed for redemption.

The exercise price and number of shares of common stock or other securities issuable on exercise of the Class A Warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of our company. However, no Class A Warrant is subject to adjustment for issuances of common stock at a price below the exercise price of that Class A Warrant.

The Company has 61,083 Class A Warrants issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

Class B Convertible Preferred Stock and Class B Warrants

On January 8, 2018, the Company conducted a confidential private placement of its securities in which the Company offered to sell a minimum of 160,000 units and a maximum of 300,000 units to certain accredited investors, with each such unit consisting of (i) one-half (1/2) share of Company’s Class B Convertible Preferred Stock Class B Preferred Stock, par value of $0.0001 per share, and (ii) one-half (1/2) of a Class B Warrant to purchase one-half (1/2) share of the Company’s common stock, par value $0.0001 per share. On March 14, 2018, the Company sold 162,000 units at a $5.00 per unit purchase price for gross proceeds of $810,000 in the first closing, and received cash proceeds of $613,200, net of commissions of $64,800 earned by the placement agent on the capital raise, $128,000 in legal fees, and $4,000 in escrow fees. Each Class B Warrant has an initial exercise price of $12.00 per share, subject to adjustment, and is exercisable for a period of five (5) years from the date of issuance. An aggregate of 81,000 shares of Class B Convertible Preferred Stock and 81,000 Class B Warrants were issued. The placement agent received warrants to purchase up to 4,050 shares of our common stock at an exercise price of $12.00 per share.

On May 2, 2018, the Company conducted a confidential private placement of its securities in which the Company offered to sell 140,000 units at $5.00 per unit to certain accredited investors, with each such unit consisting of (i) one-half (1/2) share of Company’s Convertible Preferred Stock, par value of $0.0001 per share, and (one-half (1/2) Class B Warrant to purchase one-half (1/2) share of the Company’s common stock, par value $0.0001 per share. Each warrant has an initial exercise price of $12.00 per share, subject to adjustment, and is exercisable for a period of five years from the date of issuance. On May 15, 2018, the Company sold all 140,000 for gross proceeds of $700,000, and received cash proceeds of $587,957, net of commissions and fees of $74,574 earned by the placement agent on capital raise, $33,469 in legal fees, and $4,000 in escrow fees. The Company issued to the underwriter 3,500 Placement Agent Warrants at their fair value of $12,527.

On August 28, 2018, the holders of the convertible debentures and the Company agreed to extend the maturity date of those debentures to September 30, 2018 and received on a pro rata basis, 7,500 shares of the Company’s Class B Convertible Preferred Stock valued at $75,000, in exchange for extending the maturity date to September 30, 2018 (Note 5).

On September 4, 2018, the Company issued to the six (6) promissory note holders an aggregate of 18,750 shares of Class B Convertible Preferred Stock valued at $120,394, and 7,500 Placement Agent Warrants at their fair value of $26,843 pursuant to the August 31, 2018 financing agreement (Note 6).

Terms of the Class B Convertible Preferred Stock

The Class B Convertible Preferred Stock is convertible at the holder’s option at any time into shares of common stock at a conversion price of $10.00 per share, as may be adjusted. The Class B Convertible Preferred Stock will be automatically converted upon the completion of an IPO at an adjusted conversion price that is, in the case of: (i) a Qualified IPO (as defined), the lesser of (A) $10.00 per share and (B) seventy percent (70%) of the offering price per share of common stock in such Qualified IPO; (ii) a Non-Qualified IPO (as defined), fifty percent (50%) of the lesser of (A) $10.00 per share and (B) the offering price per share of common stock in such Non-Qualified IPO, or (iii) an OTC Listing, at fifty percent (50%) of $10.00 per share. The conversion price of the Class B Convertible Preferred Stock is subject to standard anti-dilution provisions in connection with any stock split, stock dividend, subdivision or similar reclassification of the common stock. The conversion price of the Class B Convertible Preferred Stock is also subject to adjustment if the company consummates a subsequent sale of common stock (or securities exercisable for or convertible into common stock) prior to an initial public offering of common stock, at a purchase price per share of common stock (or, with respect to securities exercisable for or convertible into common stock, having an exercise or conversion price- per share of common stock) less than $10.00 per share, at which time it will adjust to the new securities’ price. The Class B Convertible Preferred Stock is also subject to redemption in cash at the option of the holders at any time after the second anniversary of the initial closing, in an amount per share equal to 120% of the greater of (a) the stated value and (b) the fair market value of such Class B Convertible Preferred Stock. As the Class B Preferred Stock is not mandatorily redeemable it is to be classified in equity, but as the redemption is not solely in the control of the Company it is classified outside of permanent equity in mezzanine equity.

The Class B Convertible Preferred Stock was analyzed for any embedded derivatives that should be bifurcated and accounted for separately. An embedded conversion feature shall be separated from the host contract and accounted for as a derivative instrument if certain criteria are met, one of which is that the embedded derivative must not be clearly and closely related to the economic characteristics and risks of the host instrument. The Company therefore analyzed if the conversion feature is more akin to debt or equity. The considerations included that the Class B Preferred Stock does not have mandatory redemption, nor is it contingently redeemable at inception or for the first two years, no dividends are to be paid, nor is there a stated return. Furthermore, the Class B Convertible Preferred Stock has voting rights with the common stock and with a number of votes equal to the number of shares of common stock then issuable upon conversion. The Class B Convertible Preferred Stock automatically converts to equity upon the completion of an IPO, which is another factor to weigh towards being akin to equity. These factors all make the Class B Convertible Preferred Stock more akin to equity than debt. As the conversion feature is an equity linked instrument, the Company concluded that the embedded conversion feature and the Class B Convertible Preferred Stock are clearly and closely related, and since it does not meet all three criteria, it would not be required to be bifurcated and accounted for separately. The conversion feature does not have a beneficial aspect as the conversion price exceeds the fair value of the common stock, which was valued at $3.58 per share as of the commitment date of March 14, 2018 and May 15, 2018, respectively.

The Company also analyzed the redemption feature to determine if was necessary to accrete the Class B Preferred Stock up to the redemption value. The accretion is not required until it is probable that the Class B Convertible Preferred Stock will become redeemable. The Class B Convertible Preferred Stock is convertible, mandatorily upon the expected IPO and at any time at the option of the holders, and the holders cannot exercise the redemption feature until two years after issuance date. The Company has determined it is not probable the Class B Preferred Stock will be redeemed, as they expect the Class B Convertible Preferred Stock to be converted into common shares prior to the period in which they would be redeemable. The Company believes that the expected IPO will close before the Class B Convertible Preferred Stock become redeemable at the option of the holders. The Company will re-evaluate this uncertainty every period, and at such time as they determine redemption is probable, the carrying amount of the preferred stock should be accreted to its redemption value.

Terms of the Class B Warrants

Each Class B Warrant included in the October Units entitles the holder thereof to purchase one share of common stock at a price of $12.00 per share, with a five-year exercise term. The exercise price and number of shares of common stock or other securities issuable upon exercise of the warrants are subject to certain adjustments, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. The exercise price of the warrants is also subject to a future issuance anti-dilution adjustment. While the Class B Convertible Preferred Stock is outstanding, if the conversion price of the Class B Convertible Preferred Stock is reset upon a dilutive issuance, the exercise price for the warrants adjusts to 120% of the adjusted Class B Convertible Preferred Stock conversion price. After the Class B Convertible Preferred Stock is no longer outstanding, the exercise price is adjustable to the new issuance price upon any future dilutive issuance. The Company evaluated if the warrants fell within the scope exception in ASC 815-10-15-74(a). The Company has elected to early adopt ASU 2017-11, and accordingly the reset provision is not included in the consideration of whether the warrants are indexed to the Company’s own common stock, and as this is the only adjustment to the exercise price, the warrant would be considered indexed to its own stock. The warrants do not contain any provision which would preclude equity classification, and as a result the warrant qualifies for the derivative scope exception and is classified in equity.

As of September 30, 2018, 439,125 shares of Class B Convertible Preferred Stock, 265,500 Class B Warrants, and 45,775 Placement Agent Warrants were issued and outstanding. As of December 31, 2017, 198,875 shares of Class B Convertible Preferred Stock, 114,500 Class B Warrants, and 30,725 Placement Agent Warrants were issued and outstanding.

The 2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors and approved by the shareholders on July 6, 2016. The awards per 2016 Plan may be granted through July 5, 2026 to the Company’s employees, consultants, directors and non-employee directors provided such consultants, directors and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The maximum number of shares of our common stock that may be issued under the 2016 Plan is 2,000,000 shares, which amount will be (a) reduced by awards granted under the 2016 Plan, and (b) increased to the extent that awards granted under the 2016 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). No employee will be eligible to receive more than 125,000 shares of common stock in any calendar year under the 2016 Plan pursuant to the grant of awards.

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company an option to purchase One Hundred and Twenty Five Thousand (125,000) shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Equity Incentive Plan (the “Plan”). The Option will have an exercise price that is no less than $10.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the Plan and the written Stock Option Agreement governing the Option. As of December 31, 2017, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $28,054 and $84,162 for each of the vested periods of the stock options for the three months and nine months ended September 30, 2018 and 2017, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.60 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of September 30, 2018, the unrecognized compensation expense was $252,484 which will be recognized as compensation expense over 2.25 years.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). This 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 1,000,000 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). No employee will be eligible to receive more than 200,000 shares of common stock in any calendar year under the 2018 Plan pursuant to the grant of awards. On September 12, 2018, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under this Plan from 1,000,000 shares to 2,000,000 shares. On September 14, 2018, 1,000,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $2,026,159. The Company recorded compensation expense of $527,645 for the vested period of the stock options for the three and nine months ended September 30, 2018. The key valuation assumptions used consist, in part, of the price of the Company’s common stock ranging in price from $3.90 to $4.29 at the issuance date; a risk-free interest rate ranging from 2.88% to 2.99%, and the expected volatility of the Company’s common stock of 58% (estimated based on the common stock of comparable public entities). As of September 30, 2018, the unrecognized compensation expense was $1,498,514 which will be recognized as compensation expense over 3.96 years.

NOTE 10: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the nine months ended September 30, 2018 and 2017, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company (See Note 3).

Concentration of Customers

The Company sold its products to four customers that accounted for approximately 72% and 70% of the total revenues for the three months ended September 30, 2018 and 2017, respectively. The same four customers accounted for 77% of the total accounts receivable balance due to the Company at September 30, 2018.

The Company sold its products to four customers that accounted for approximately 76% and 78% of the total revenues for the nine months ended September 30, 2018 and 2017, respectively. The same four customers accounted for 97% of the total accounts receivable balance due to the Company at September 30, 2018.

Concentration of Suppliers

The Company purchased products from three vendors for the three months ended September 30, 2018 and 2017, that accounted for approximately 93%, and 99% of its total purchases.

The Company purchased products from three vendors for the nine months ended September 30, 2018 and 2017, that accounted for approximately 98% and 99% of its total purchases.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2018. The Company’s bank balances exceeded FDIC insured amounts at times during the nine months ended as of September 30, 2018.

Geographic Concentration

Geographical distribution of net revenue consisted of the following for the three months and nine months ended September 30, 2018 and 2017, respectively, as follows:

	Three Months ended September 30,
COUNTRIES	2018	2017
Australia	$502,517	$83,594
Belgium	34,056	55,019
Canada	231,438	226,264
South Korea	192,927	208,741
United Kingdom	162,565	174,048
United States of America	2,336,647	2,274,845
Total Net Revenue	$3,460,150	$3,022,511

	Nine Months ended September 30,
COUNTRIES	2018	2017
Australia	$1,237,525	$1,268,494
Belgium	89,060	134,649
Canada	457,697	437,697
Japan	-	2,998
Russia	112,102	-
South Korea	581,342	394,658
Sweden	2,311	-
United Kingdom	518,082	498,165
United States of America	8,927,509	6,968,453
Total Net Revenue	$11,925,629	$9,705,114

NOTE 11: SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 20, 2018, the date which the condensed financial statements were issued noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosures.

On October 2, 2018, the holders of the convertible debentures and the Company agreed to amend the terms of their securities purchase agreements, accepting on a pro rata basis, and the holders were issued 15,000 shares of Class B Convertible Preferred Stock valued at $150,000 in exchange for extension of the maturity date to October 15, 2018. This date was subsequently extended to the earlier of the closing of the Company’s IPO and November 15, 2018 for payment of an additional 15,000 shares of Class B Convertible Preferred Stock valued at $150,000 (Note 5).

On October 18, 2018, the holders of the convertible debentures and the Company agreed to amend the terms of their securities purchase agreements by the holders agreeing to accept, in exchange of converting their notes payable into common shares into the public offering: (i) a redemption amount equal to $685,148 and accrued but unpaid interest on debentures of $814,852 as of October 18, 2018; (ii) an increase the principal amount of the debentures and the stated value of Class B Convertible Preferred Stock by 5% above of the current principal amount of the debentures and stated value amounting to $315,011; and (iii) the balance of debentures not subject to redemption being automatically converted into unregistered Class A Units on a $1.00 principal amount of debenture for $1.20 basis which resulted into additional expense of $1,433,298 to the Company (Note 5). On November 15, 2018, the Company paid $1,500,000 to the holders of convertible debentures pursuant to the amended terms of the securities purchase agreements.

On October 18, 2018, the Company and Mr. Panosian filed a Notice of Appeal from the Order denying their motion for relief from the default judgment (Note 8).

On November 5, 2018, the holders of the six (6) promissory notes agreed to accept unregistered Class A Units at a per Unit conversion price equal to 80% of the per Unit purchase price in the Company’s initial public offering. The Company will recognize $215,625 of loss as a result of the modification of the terms of the promissory notes (Note 6).

On November 14, 2018, the Company consummated its IPO whereby it sold a total of 2,670,000 Class A Units, each Unit consisting of one share of common stock, par value $0.0001 per share, and a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock, on an offer price of $5.00 for each unit of a share and a Series A Warrant and a Series B Warrant (“Class A Unit”). The Company received net proceeds from the IPO of $12,415,500 after deducting underwriting discounts and commission of $945,500.

Concurrent with the closing of the IPO on November 14, 2018, the following private transactions were consummated in accordance with the related agreements (see Notes 5, 6, 7 and 8), all in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended:

(a)	1,366,768 unregistered Class A Units were issued upon the conversion of outstanding shares of Class B Convertible Preferred Stock at a conversion price of $3.50 per Class A Unit.

(b)	42,105 unregistered shares of common stock were issued upon conversion of the $200,000 principal amount of a promissory note due to an officer at a conversion price of $4.75 per share.

(c)	1,726,678 unregistered Class A Units were issued upon conversion of outstanding convertible debt instruments (consisting of all principal amounts and accrued and unpaid interest through the date of the IPO) at a conversion price of $5.00 per Unit.

(d)	136,863 unregistered shares of common stock were issued upon conversion of $650,100 of accrued and unpaid salaries to officers and directors at a conversion price of $4.75 per share.

(e)	215,625 unregistered Class A Units issued upon the conversion of outstanding principal amount of unsecured promissory notes at a conversion price of $4.00 per Unit.

On December 17, 2018, pursuant to the Underwriting Agreement dated November 8, 2018, by and between the Company and the underwriters named therein (the “Representative”), the Representative, on behalf of the underwriters, agreed to partially exercise the over allotment option to purchase an additional 25,000 shares of Common Stock, par value $0.0001, at a price of $4.98 per share, 400,500 Series A Warrants, at a price of $0.01 per warrant and 400,500 Series B Warrants, at a price of $0.01 per warrant. The Company received net proceeds from the exercise of over-allotment option of $121,909 after deducting commission and expenses of $10,601.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our limited operating history;

●	our ability to manufacture, market and sell our products;

●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

●	our ability to launch and penetrate markets;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws; and

●	acceptance of our business model by investors.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Quarterly Report on Form 10-Q.

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All share and per share numbers have been retroactively adjusted to reflect the 1-for-2 reverse stock split effected on September 13, 2018.

Company History

Our Company was formed on April 9, 2012 as Phalanx, Inc., under the laws of the State of Nevada and changed its name to ToughBuilt Industries, Inc. on December 29, 2015.

Business Overview

Our company was formed to design, manufacture and distribute innovative tools and accessories to the building industry. The global tool market industry is a multibillion dollar business. According to a market research report “Power Tools Market by Mode (Electric (Corded & Cordless), Pneumatic, Others), Tool Type (Drilling & Fastening, Sawing, Demolition, Material Removal), Application (Industrial (Construction, Automotive, Aerospace, Energy), DIY) - Global Forecast to 2023” by MarketsandMarkets, INC., the domestic power tool market is expected to grow from $27.19 billion in 2017 to $35.58 billion by 2023, at an annual corporate growth rate of 4.6% between 2017 and 2023.

ToughBuilt’s business is based on development of innovative and state of the art products, primarily in tools and hardware category, with particular focus on building and construction industry with the ultimate goal of making life easier and more productive for the contractors and workers alike.

Our current product line includes three major categories related to this field, with several additional categories in various stages of development, consisting of Soft Goods & Kneepads and Sawhorses & Work Products.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the closing of this offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended September 30, 2018 and 2017 respectively, included in this Quarterly Report on Form 10-Q.

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017 (unaudited)

Revenues

Revenues for the three months ended September 30, 2018 and 2017 were $3,460,150 and $3,022,511, respectively. Revenues increased during this period by $437,639, or 14%, primarily due to our sale of its products on its internet sales platform, as well as an increase in recurring sales orders from existing customers.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2018 and 2017 was $2,806,041 and $2,167,367, respectively. Cost of goods sold increased in 2018 over 2017 by $638,674, or 29%, primarily due to increase in revenues, due to global increase in metal prices and packaging costs in 2018 over 2017 and selling products at a lower margin to gain strategic market share. Cost of goods sold as a percentage of revenues in 2018 was 81% as compared to 72% in 2017. We expect to reduce our cost of goods sold as a percentage of revenue as we increase our purchase volume and achieve operational efficiencies in production and work with automated factories to manufacture our product lines.

Operating Expenses

Selling, general and administrative expense (the “SG&A Expenses”) for the three months ended September 30, 2018 and 2017 was $1,918,613 and $975,795, respectively. SG&A Expenses increased in 2018 over 2017 by $942,818 or 97% primarily due to the increase in (i) legal expense and consulting fees paid to independent contractors and professional consultants, (ii) freight and shipping costs, (iii) stock compensation expense, (iv) travel, and (v) and a general increase in other general and administrative expenses necessary to support our growth. SG&A Expense in 2018 as a percentage of revenues was 55% as compared to 32% in 2017. We expect our SG&A expense will increase as we to recruit marketing, design and professional staff to expand our business and marketing operations and warehousing inventory on hand for domestic sales.

Research and development expenses (the “R&D”) for the three months ended September 30, 2018 and 2017 was $591,489 and $564,432, respectively. R&D expense increased in 2018 over 2017 by $27,057 or 5% primarily because (i) we designed and developed a ruggedized mobile device prototype during 2017 whereas a minimal R&D expense was incurred on this project in 2018, and (ii) we engaged independent contractors to engineer and develop applications for our mobile device and accessories in 2018 as compared to 2017, resulting in overall increase in R&D expense in 2018 over 2017.

Other Expense

Other expense consisted of interest expense for the three months ended September 30, 2018 and 2017 of $1,152,681 and $643,172, respectively. Interest expense increased in 2018 over 2017 by $509,509 or 79% primarily because (1) in 2018 we recorded the amortization of debt discount and debt issuance cost as interest expense upon issuance of 7,500 Class B convertible preferred stock to debenture holders to extend the maturity date of the note payable, and issuance of 18,750 Class B convertible preferred stock to six unsecured promissory noteholders, (2) recorded interest expense on convertible debenture at 10% in 2018 compared to 8% in 2017, and (3) recorded factor financing fees for purchase order financing as interest expense. We expect the interest expense in 2018 to increase over 2017 as we amortize the remaining unamortized debt discount and debt issuance costs as interest expense over the term of the note payable.

Net Loss

We recorded a net loss of $3,088,675 for the three months ended September 30, 2018 compared to a net loss of $1,328,255 for the comparable period in 2017, an increase of $1,680,420 or 127%.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 (unaudited)

Revenues

Revenues for the nine months ended September 30, 2018 and 2017 were $11,925,629 and $9,705,114, respectively. Revenues increased during the nine months in 2018 over 2017 by $2,220,515 or 23% primarily due to adding new customers, sale of products on its internet sales platform and increase in the recurring sales orders from our existing customers.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2018 and 2017 was $9,221,071 and $6,927,114, respectively. Cost of goods sold increased in 2018 over 2017 by $2,293,957 or 33% primarily due to the increase in revenues, due to global increase in metal prices and packaging costs in 2018 over 2017, and introducing products in the market at a lower margins to gain strategic market share. Overall cost of goods sold as a percentage of revenues in 2018 was 77% as compared to 71% in 2017. We expect to reduce our cost of goods sold as a percentage of revenue as our purchased product volume from factories increases, and we obtain price reductions and achieve operational efficiencies in production and work with automated factories to manufacture our product lines as we increase our sales.

Operating Expenses

Selling, general and administrative expense for the nine months ended September 30, 2018 and 2017 was $4,641,290 and $4,012,924, respectively. SG&A Expense increased in 2018 over 2017 by $628,366 or 16% primarily due to increase in (i) legal and consulting fees paid to independent contractors and professional consultants, (ii) freight and shipping costs, (iii) stock compensation expense , and (iv) overall increase in other general and administrative expenses to better manage our growth. SG&A Expense in 2018 as a percentage of revenues was 39% as compared to 41% in 2017. We expect our SG&A expense will increase as we plan to recruit marketing, designers and professional staff as we embark on being a public reporting company, and expand our business and marketing operations and warehousing inventory on hand for domestic sales.

Litigation expense for the nine months ended September 30, 2018 and 2017 was $1,192,488 and $0, respectively. Litigation expense consisted of a cash award of $252,925 and issuance of shares of common stock reflecting 7% ownership stake in us to Edwin Minassian in satisfaction of the Judgments (disclosed in Note 8 to the condensed financial statements included in this Quarterly Report on Form 10-Q). We have recorded the litigation expense of $1,192,488 and has satisfied the Judgments by payment of $252,925 and by issuing him shares of common stock reflecting a 7% ownership stake in us.

Research and development expense for the nine months ended September 30, 2018 and 2017 was $1,446,913 and $1,751,749, respectively. R&D expense decreased in 2018 over 2017 by $304,836 or 17% primarily because (i) we designed and developed a ruggedized mobile device during 2017 whereas a minimal R&D expense was incurred on this project in 2018, and (2) we reduced the number of independent contractors assigned in R&D in 2018 as compared to 2017, resulting in overall reduction in R&D costs in 2018 over 2017.

Other Expense

Other expense consisted of interest expense for the nine months ended September 30, 2018 and 2017 of $2,561,482 and $1,663,238, respectively. Interest expense increased in 2018 over 2017 by $898,244 or 54% primarily because (1) in 2018 we recorded the amortization of debt discount and debt issuance cost as interest expense upon issuance of 70,500 Class B Convertible Preferred Shares to debenture holders to modify the principal balance and extend the maturity date of the note payable, and issuance of 18,750 Class B Convertible Preferred Stock to six unsecured promissory noteholders , (2) recorded interest expense at 10% in 2018 compared to 8% in 2017, and (3) recorded factor financing fees for purchase order financing as interest expense. We expect the interest expense in 2018 to increase over 2017 as we amortize the remaining unamortized debt discount and debt issuance costs as interest expense over the term of the note payable.

Net Loss

As a result of the above explanations, we recorded a net loss of $7,137,615 for the nine months ended September 30, 2018 compared to a net loss of $4,649,911 for the comparable period in 2017, an increase of $2,487,704 or 54%.

Liquidity and Capital Resources

We have faced significant liquidity shortages as shown in the accompanying condensed financial statements. As of December 31, 2017 and September 30, 2018, our total liabilities exceeded our total assets by $8,259,411 and $11,907,856, respectively. We have recorded a net loss of $5,941,457 for the year ended December 31, 2017 and $7,137,615 for the nine months ended September 30, 2018 and recorded an accumulated deficit of $11,460,989 as of December 31, 2017 and $18,598,604 as of September 30, 2018. Net cash used in operating activities for the year ended December 31, 2017 was $1,429,468 and for the nine months ended September 30, 2018 was $1,713,764. Although we have had difficulty in obtaining working lines of credit from financial institutions and trade credit from vendors, management has been able to raise capital from private placements and further expand our operations geographically to continue our revenue growth.

On January 8, 2018, we conducted a private placement of our securities in which we sold 162,000 units for gross proceeds of $810,000 to certain accredited investors, with each such unit consisting of (i) one half of a share of the Company’s Class B Convertible Preferred Stock, par value of $0.0001 per share, and (ii) one half of a warrant to purchase one share of the Company’s common stock, par value $0.0001 per share. Each unit was sold at a price of $5.00 per unit. Each warrant sold has an initial exercise price of $12.00 per share, subject to adjustment, and is exercisable for a period of five years from the date of issuance. On March 14, 2018, we received cash proceeds of $613,200, net of commissions of $64,800 earned by the placement agent on capital raise, $128,000 in legal fees, and $4,000 in escrow fees. Each of the units contained one half of a share of Class B Convertible Preferred Stock and one half of a Class B Warrant to purchase a share of our common stock for an aggregate of 81,000 shares of Class B Convertible Preferred Stock and 81,000 Class B Warrants. The placement agent received warrants to purchase up to 4,050 shares of our common stock at an exercise price of $12.00 per share.

On May 2, 2018, we conducted a confidential private placement of its securities in which we offered to sell a maximum 140,000 units to certain accredited investors, with each such unit consisting of (i) one half of a share of the Company’s Class B Convertible Preferred Stock, par value of $0.0001 per share, and (ii) a warrant to purchase one half of one share of the Company’s common stock, par value $0.0001 per share. Each unit was sold at a price of $5.00 per unit. Each warrant has an initial exercise price of $12.00 per share, subject to adjustment, and is exercisable for a period of five years from the date of issuance. On May 15, 2018, we sold all 140,000 units for gross proceeds of $700,000, and received cash proceeds of $587,957, net of commissions of $56,000 and fees of $18,574 paid to the placement agent on capital raise, $33,469 in legal fees, and $4,000 in escrow fees. We issued to the underwriter 3,500 Placement Agent Warrants at their fair value of $12,527.

On September 4, 2018, we entered into securities purchase agreements with six accredited investors for the sale to those investors of unsecured promissory notes, with an aggregate principal amount of $862,500. Those notes carry an original issue discount of 15%, and the purchase price was $750,000. We promised to pay the note holders the principal sum of $862,500 on earlier of (i) the third trading day after the closing of the Company’s initial public offering, and (ii) November 30, 2018 or such earlier date as these promissory notes are required or permitted to be repaid. On closing of this offering, we received cash proceeds of $652,579 on September 5, 2018, net of commission and fees of $62,850 earned by the placement agent on capital raise, $30,571 in legal fees, and $4,000 in escrow fees. In addition, we issued to the six note holders 18,750 shares of Class B Convertible Preferred Stock valued at $120,394, and 7,500 warrants to the placement agent, valued at their fair value of $26,843. On October 19, 2018 , these note holders agreed to convert all amounts due under the notes into unregistered Class A Units at a per Unit conversion price equal to 80% of the per Unit purchase price in our initial public offering.

Although our sales increased by 23% during the nine months ended September 30, 2018 compared to the same period in 2017, we are continuing to focus our efforts on increased marketing campaigns and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve if our products gain wider market recognition and acceptance resulting in increased product sales. If we are not successful with our marketing efforts to increase sales and weak demand continues, we will experience a shortfall in cash and it will be necessary to further reduce our operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail our operations subsequent to September 30, 2018.

We had $58,609 in cash at September 30, 2018 as compared to $44,348 at December 31, 2017.

CASH FLOWS

Net cash flows used in operating activities for the nine months ended September 30, 2018 was $1,713,764, attributable to a net loss of $7,137,615, depreciation expense of $93,021, amortization of debt discount and debt issuance costs of $1,443,955, stock issued in settlement of judgment of $939,538, stock-based compensation expense of $654,608, and net increase of $2,292,729 in operating assets and liabilities primarily due to the net increase in accounts receivable, decrease in factory receivables, inventory, prepaid expenses, security deposits, and an increase in accounts payable, accrued payroll taxes, accrued interest and accrued liabilities, and a decrease in other current liabilities. Net cash flows used in operating activities for the nine months ended September 30, 2017 was $1,402,921, which was attributable to a net loss of $4,649,911, depreciation expense of $88,619, amortization of debt discount and debt issuance cost of $816,903, stock-based compensation expense of $84,162, and net increase of $2,257,306 in operating assets and liabilities primarily due to the net increase in accounts receivable, inventory, prepaid expenses, security deposits, accounts payable, accrued payroll taxes, accrued interest, other current liabilities and accrued liabilities, and a decrease in factor receivables.

Net cash used by investing activities for the nine months ended September 30, 2018 and 2017 was $0 and $69,925, respectively. We purchased property and equipment of $69,925 during the nine months ended September 30, 2017.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $1,728,025, primarily due to cash received from sale of Class B Convertible Preferred Stock of $1,201,157 and of notes payable of $752,579, and net cash payments of $25,000 for debt modification, $38,000 for public offering cost and $162,711 for loans payable. Net cash provided by financing activities for the nine months ended September 30, 2017 was $147,956 due to cash proceeds received from an officer and director of $400,000, offset by cash payments of $254,044 to the factor.

As a result of the activities described above, we recorded a net increase in cash of $14,261 for the nine months ended September 30, 2018, and a net decrease of cash of $1,324,890 for the nine months ended September 30, 2017.

Recent Financings

March 2018 Private Placement

On January 8, 2018, we conducted a private placement of its securities in which we offered to sell a minimum of 160,000 units and a maximum of 300,000 units to certain accredited investors, with each such unit consisting of (i) one half of a share of the our Class B Convertible Preferred Stock, par value of $0.0001 per share, and (ii) one half of a warrant to purchase one half share of our common stock, par value $0.0001 per share. Each unit will be sold at a price of $5.00 per unit. Each warrant has an initial exercise price of $12.00 per share, subject to adjustment, and is exercisable for a period of five years from the date of issuance. We sold 162,000 units at a price of $5.00 per unit for gross proceeds of $810,000, and received on March 14, 2018, cash proceeds of $613,200, net of commissions of $64,800 earned by the placement agent on capital raise, $128,000 in legal fees, and $4,000 in escrow fees. Each of the units contained one half of a share of Class B Convertible Preferred Stock and one half of a Class B Warrant to purchase a share of our common stock for an aggregate of 81,000 shares of Class B Convertible Preferred Stock and 81,000 Class B Warrants. The placement agent received warrants to purchase up to 4,050 shares of our common stock at an exercise price of $12.00 per share.

May 2018 Private Placement

On May 2, 2018, we conducted a confidential private placement of its securities in which we offered to sell a maximum 140,000 units to certain accredited investors, with each such unit consisting of (i) one half of a share of our Class B Convertible Preferred Stock, par value of $0.0001 per share, and (ii) one half of a warrant to purchase one half of a share of the Company’s common stock, par value $0.0001 per share. Each unit will be sold at a price of $5.00 per unit. Each warrant has an initial exercise price of $12.00 per share, subject to adjustment, and is exercisable for a period of five years from the date of issuance. We sold all 140,000 units for gross proceeds of $700,000, and received cash proceeds of $587,957 on May 15, 2018, net of commissions and fees of $74,574 earned by the placement agent on capital raise, $33,469 in legal fees, and $4,000 in escrow fees. We issued to the underwriter 3,500 Placement Agent Warrants at their fair value of $12,527.

August 2018 Financing

Pursuant to the terms of August 2018 financing, we executed six (6) promissory notes, unsecured, with original issuance debt discount of 15%, for a cumulative principal sum of $862,500 on September 4, 2018. We promised to pay the note holders the principal sum of $862,500 on earlier of (i) the third trading day after the closing of the Company’s initial public offering, and (ii) November 30, 2018 or such earlier date as these promissory notes are required or permitted to be repaid. On closing of this offering, on September 5, 2018, we received cash proceeds of $652,579, net of commission and fees of $62,850 earned by the placement agent on capital raise, $30,571 in legal fees, and $4,000 in escrow fees. In addition, we issued to the six note holders 18,750 shares of Class B Convertible Preferred Stock valued at $120,394, and 7,500 warrants to the placement agent, valued at their fair value of $26,843. On October 19, 2018 , the holders of these notes agreed to convert all amounts due to them into unregistered Class A Units at a per Unit conversion price equal to 80% of the per Unit purchase price of a Class A Unit in the Company’s initial public offering.

On November 14, 2018, we completed its IPO whereby it sold a total of 2,670,000 Class A Units, each Unit consisting of one share of common stock, par value $0.0001 per share, and a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock, on an offer price of $5.00 for each unit of a share and a Series A Warrant and a Series B Warrant (“Class A Unit”). We received net proceeds from the IPO of $12,415,500 after deducting underwriting discounts and commission of $945,500.

On December 17, 2018, pursuant to the Underwriting Agreement dated November 8, 2018, by and between the Company and the underwriters named therein (the “Representative”), the Representative, on behalf of the underwriters, agreed to partially exercise the overallotment option to purchase an additional 25,000 shares of Common Stock, par value $0.0001, at a price of $4.98 per share, 400,500 Series A Warrants, at a price of $0.01 per warrant and 400,500 Series B Warrants, at a price of $0.01 per warrant. We received net proceeds from the exercise of over-allotment option of $121,909 after deducting commission and expenses of $10,601.

CRITICAL ACCOUNTING POLICIES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to revenue recognition, measurement of stock purchase warrants issued with notes payable, beneficial conversion feature of convertible notes payable, impairment of intangible assets and long-lived assets, stock compensation, and the classification of warrant obligations, and evaluation of contingencies. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Seasonality

Our business is a seasonal business. For the first calendar quarter, our business is fairly slow because we are not able to ship our products from China due to the Chinese New Year holidays when the Chinese factories are closed for production. We make up the lost sales from the first calendar quarter in the subsequent quarters.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts and factored receivables, valuation of long-lived assets, stock-based compensation, fair value of equity related instruments, accrued liabilities, note payable and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Accounts Receivable

Accounts receivable represent income earned from sale of tools and accessories for which our Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expects to collect from balances outstanding at period-end. We estimate the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay.

We account for the transfer of our accounts receivable to a third party under a factoring type arrangement in accordance with ASC 860 “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable), we do not meet the third test of effective control since our accounts receivable sales agreement with the third party factor requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a secured loan liability “Loan payable - third party” on our balance sheet.

Inventory

Inventory consists of finished goods, is valued at the lower of (i) the actual cost of its purchase or (ii) its current market value. Inventory cost is determined on the first-in, first-out method (“FIFO”). The Company regularly reviews its inventory quantities on hand, and when appropriate, records a provision for excess and slow-moving inventory.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, customer deposits, loans payable, note payable and amounts due to related parties. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

We recognize revenues when the product is delivered to the customer and the ownership is transferred. Our revenue recognition policy is based on the revenue recognition criteria established under the SEC’s Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element is as follows: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred per the terms of the signed contract; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. We recognize revenue net of rebates and customer allowances, as appropriate.

Earnings (Loss) Per Share

We compute net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

Please refer to Note 2 – “Summary of Significant Accounting Policies” in the notes to the unaudited condensed financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our unaudited condensed financial statements.

Related Party Transactions

In May 2017, we executed three unsecured promissory notes with Mr. Ohri totaling $400,000, bearing an interest rate of 10% per annum, due on demand or before June 1, 2018. On June 1, 2018, the maturity date on these promissory notes was extended to September 1, 2018. On August 30, 2018, the maturity date was further extended to September 30, 2018. On September 30, 2018, the maturity date of the insider notes was extended to the third business day subsequent to the date of the Company’s initial public offering, at which time $200,000 shall be paid in cash, and the balance of the principal amount of the notes ($200,000) to be converted into unregistered shares of the Company’s common stock at the initial public offering price.

Financial Instruments

Fair Value

Our financial instruments consist of cash, accounts receivable, bank overdraft accounts payable and accrued liabilities, and notes payable. There are no significant differences between the carrying amounts of the items reported on the statements of financial position and their estimated fair values. Our risk exposures and their impact on our financial instruments are summarized below.

Credit Risk

We are exposed to credit risk on the accounts receivable from customers. In order to reduce our credit risk, we have adopted credit policies which include the regular review of outstanding accounts receivable. We do not have significant exposure to any individual clients or counterparty. At September 30, 2018, December 31, 2017 and 2016, management considered our credit risk in relation to such financial assets to be low and accordingly no allowance for loss has been recorded. Generally, the carrying amount on the statements of financial position of our financial assets exposed to credit risk, net of any applicable provisions for losses, represents the maximum amount exposed to credit risk.

Liquidity Risk

We are exposed to liquidity risk. Liquidity risk is the exposure of our Company to the risk of not being able to meet our financial obligations as they fall due. Our approach to managing liquidity risk is to ensure that we will have sufficient liquidity to meet liabilities when due. Our future liquidity is dependent on factors such as the ability to generate cash from operations and to raise money through debt or equity financing.

Foreign Currency Risk

Foreign exchange risk arises from the changes in foreign exchange rates that may affect the fair value or future cash flows of our financial assets or liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no obligations required to be disclosed herein as off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2017 and September 30, 2018, we did not maintain effective controls over the control environment, including our internal control over financial reporting. Because we are a small start-up company with only two full time employees in our finance department, we lacked the ability to have adequate segregation of duties in the financial statement preparation process. In addition, lack of adequate review resulted in audit adjustments. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Plan for Remediation of Material Weaknesses

We have appointed three independent directors, all effective as of the date of our initial listing on NASDAQ. Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

We believe that, since the date that we were made aware of our material weakness, we have improved our internal control over financial reporting by taking certain corrective steps that we believe minimize the likelihood of a recurrence. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

(a) identified the definition, objectives, application and scope of our internal control over financial reporting;

(b) delineated the duties of each member of the group responsible for maintaining the adequacy of our internal control over financial reporting. This group consists of:

(i) our Chief Executive Officer; and

(ii) our Chief Financial Officer who was engaged to prepare and assure compliance with both our internal control over financial reporting as well as our disclosure controls and procedures and review our disclosure controls and procedures on a regular basis, subject to our management’s supervision.

During the first quarter of 2017, we hired a full time Chief Financial Officer who assisted us in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. With material, complex and non-routine transactions, management has, and will continue to, seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. The remediation steps taken are subject to ongoing senior management review and Board of Directors oversight. Management believes there have been significant improvements of internal controls over financial reporting during the year ended December 31, 2017 and for the nine months ended September 30, 2018. Management anticipates that the continuing efforts will effectively remediate the material deficiencies relating to segregation of duties which existed as of December 31, 2017 and September 30, 2018. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management, together with our Board of Directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

While management is implementing corrective steps to remediate its internal control deficiencies, we cannot assure you that they will be sufficient enough to be free of a material weakness. If we should in the future conclude that our internal control over financial reporting suffers from a material weakness, we will be required to expend additional resources to improve it. Any additional instances of material deficiencies could require a restatement of our financial statements. If such restatements are required, there could be a material adverse effect on our investors’ confidence that our financial statements fairly present our financial condition and results of operations, which in turn could materially and adversely affect the market price of our common stock.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as described in this Item 1., we are not presently a party to any pending or threatened legal proceedings.

On August 16, 2016, Edwin Minassian filed a complaint against the Company and Michael Panosian, our CEO, in the Superior Court of California, County of Los Angeles. The complaint alleges breach of oral contracts to pay Mr. Minassian for consulting and finder’s fees, and to hire him as an employee. The complaint further alleges, among other things, fraud and misrepresentation relating to the alleged tender of $100,000 to the Company in exchange for “a 2% stake in ToughBuilt” of which only $20,000 was delivered. The complaint seeks unspecified monetary damages, declaratory relief concerning the plaintiff’s contention that he has an unresolved 9% ownership stake in ToughBuilt and other relief according to proof.

On April 12, 2018, the Court entered judgments against the Company and Mr. Panosian in the amounts of $7,080 and $235,542, plus awarding Mr. Minassian a 7% ownership interest in the Company (the “Judgments”). Mr. Minassian served notice of entry of the judgments on April 17, 2018 and the Company and Mr. Panosian received notice of the entry of the default judgments on April 19, 2018.

On April 25, 2018, the Company and Mr. Panosian filed a motion to have the April 12, 2018 default judgment on Plaintiff’s Complaint, the February 13, 2018 defaults, and April 14, 2017 Order for terminating sanctions striking Defendants’ Answer set aside on the basis of their former attorney’s declaration that his negligence resulted in the default judgment, default, and terminating sanctions being entered against the Company and Mr. Panosian. The motion was denied on August 29, 2018 as a result of a court hearing held on August 3, 2018. On September 13, 2018, the Company and Mr. Panosian satisfied the Judgments by payment of $252,924.69 (which includes $10,303.48 post judgment interest) to Mr. Minassian and by issuing him shares reflecting a 7% ownership stake in the Company from management-owned shares. On October 18, 2018, the Company and Mr. Panosian filed a Notice of Appeal in the Superior Court of the State of California, Los Angeles County, with respect to the Order denying their motion for relief from the above-referenced judgment.

As of September 30, 2018, the Company was delinquent in its federal and state payroll tax payments in the aggregate amount of $689,388. The Company has since satisfied its federal and state payroll tax obligations in full, including interest and penalties, after completion of its initial public offering.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2018 and subsequent thereto through the date of filing this report, we conducted the following transactions, all exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 4, 2018, we entered into securities purchase agreements with six accredited investors for the sale to those investors of unsecured promissory notes, with an aggregate principal amount of $862,500. Those notes carry an original issue discount of 15%, and the purchase price was $750,000. On October 19, 2018 , the holders of the six (6) promissory notes agreed to accept unregistered Class A Units at a per Unit conversion price equal to 80% of the per Unit purchase price in the Company’s initial public offering.

On August 22, 2018, the holders of the convertible debentures and the Company agreed to further amend the terms of their securities purchase agreement originally executed in October 2016. The holders of the convertible debentures agreed to accept on a proportional basis, 7,500 shares of Class B Convertible Preferred Stock in exchange of extending the redemption date to September 30, 2018. On October 2, 2018, this was extended to October 15, 2018 with a payment of an additional 15,000 shares of Series B Convertible Preferred Stock. A further amendment extended the maturity date to the earlier of the closing of our initial public offering and November 15, 2018 for a payment of an aggregate of an additional 15,000 shares of the Company’s Class B Convertible Preferred Stock.

At the closing of our IPO, we issued the following Class A Units and shares of our Common Stock:

●	1,726,678 unregistered Class A Units issuable upon the conversion of outstanding convertible debt instruments (consisting of all principal amounts and accrued and unpaid interest thereon through October 31 , 2018 other than amounts subject to the cash payment being made with respect to the notes pursuant to the October 18, 2018 Amendment, Consent and Waiver Agreements with respect thereto, and in all further instances in this Quarterly Report on Form 10-Q, constituting the same amount of principal and accrued and unpaid interest thereon).

●	215,625 unregistered Class A Units issuable upon the conversion of outstanding principal amount of unsecured promissory notes.

●	42,105 shares of our common stock issuable upon conversion of the $200,000 principal amount of a promissory note due to an insider;

●	136,863 shares of our common stock issuable upon conversion of the $650,100 amount of accrued and unpaid salaries to our officers and directors;

●	1,366,768 unregistered Class A Units issuable upon the conversion of outstanding shares of Class B Convertible Preferred Stock at a conversion price of $3.50 per Class A Unit

On December 17, 2018, pursuant to the Underwriting Agreement dated November 8, 2018, by and between the Company and the underwriters named therein (the “Representative”), the Representative, on behalf of the underwriters agreed, to partially exercise the over allotment option to purchase an additional 25,000 shares of Common Stock, par value $0.0001, at a price of $4.98 per share, 400,500 Series A Warrants, at a price of $0.01 per warrant and 400,500 Series B Warrants, at a price of $0.01 per warrant. We received net proceeds from the exercise of over-allotment option of $121,909 after deducting commission and expenses of $10,601.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have no disclosure applicable to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION.

We have no disclosure applicable to this item.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUGHBUILT INDUSTRIES, INC.

Date: December 20, 2018	By:	/s/ Michael Panosian
MICHAEL PANOSIAN
CHIEF EXECUTIVE OFFICER AND CHAIRMAN
(Principal Executive Officer)

