Form 10-K
period 2018-12-31
Toughbuilt Industries, Inc
filed 2019-03-29
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ until ___

Commission File Number 001-38739

TOUGHBUILT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0820877
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

25371 Commercentre Drive, Suite 200 Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 528-3100

Securities Registered under Section 12(b) of the Act

Common Stock, $0.0001 par value per share

Series A Warrants to purchase shares of common stock, par value $0.0001 per share

Class A Units, each consisting of one share of our common stock, par value $0.0001 per share, and a Series A Warrant to purchase one share our common stock and a Series B Warrant to purchase one share of our common stock

Securities Registered under Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

[X]	Emerging growth company

[ ]	If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the 979,083 shares of voting stock held by non-affiliates of the registrant on June 30, 2018 was $0 because the registrant was not yet public, so no market existed for its common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 27, 2019
Common Stock	14,436,978

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-K, in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry, all of which were subject to various risks and uncertainties.

When used in this Report on Form 10- K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this annual report. In this Form 10-K, ToughBuilt Industries, Inc. (“ToughBuilt”) has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

PART I

Item 1 Description of Business

Overview

Our company was formed on April 9, 2012 as Phalanx, Inc., under the laws of the State of Nevada and changed its name to ToughBuilt Industries, Inc. on December 29, 2015. We were formed to design, manufacture and distribute innovative tools and accessories to the building industry. We market and distribute various home improvement and construction product lines for both do it yourself (“DIY”) and professional markets under the TOUGHBUILT® brand name, within the global multibillion dollar per year tool market. All of our products are designed by our in-house design team. Since our initial launch of product sales six years ago, we have experienced significant annual sales growth from approximately $1,000,000 in 2013 to over $15,000,000 in 2018.

Since August 2013, pursuant to a Service Agreement, we have been collaborating with Belegal, a Chinese firm, whose team of experts has provided ToughBuilt with additional engineering, sourcing services and quality control support for our operations in China. Belegal assists us with supply-chain management (process and operations in China) for our operations in China, among other things, facilitating the transmission of our purchase orders to our suppliers in China, conducting “in-process” quality checking and inspection, and shipping end-products manufactured in China to their final destinations. In accordance with the agreement, we pay all of the monthly costs for payroll, overhead and other operation expenses associated with the Belegal’s activities on behalf of ToughBuilt.

Our business is currently based on development of innovative and state of the art products, primarily in tools and hardware category, with particular focus on building and construction industry with the ultimate goal of making life easier and more productive for the contractors and workers alike. Our current product line includes two major categories related to this field, with several additional categories in various stages of development, consisting of Soft Goods and Kneepads and Sawhorses and Work Products.

ToughBuilt designs and manages its product life cycles through a controlled and structured process. We involve customers and industry experts from our target markets in the definition and refinement of our product development. Product development emphasis is placed on meeting and exceeding industry standards and product specifications, ease of integration, ease of use, cost reduction, design-for manufacturability, quality and reliability.

Our mission consists, of providing products to the building and home improvement communities that are innovative, of superior quality derived in part from enlightened creativity for our end users while enhancing performance, improving well-being and building high brand loyalty.

Recent Business Developments

The following highlights recent developments in our business over the past four years:

●	In 2015, we entered into contractual agreements with 11 additional distributors and retailers.

●	In 2016, we entered into contractual agreements with an additional 15 distributors and retailers, and our sales increased from $8,761,362 in 2015 to $9,216,863 in 2016.

●	In 2017, we entered into contractual agreements with an additional six distributors and retailers, and our sales increased from $9,216,863 in 2016 to $14,201,836 in 2017.

●	In March 2017, we leased approximately 8,300 square feet of office facility in Lake Forest, California for both corporate and sales and research and development purposes.

●	In 2018, we entered into contractual agreements with two additional distributors and retailers.

●	We launched a new line of miter-saw stands with three different SKUs and a new line of gloves with 16 different SKUs. Our sales increased from $14,201,836 in 2017 to $15,289,400 in 2018.

●	In November 2018, we completed our initial public offering (“IPO”), pursuant to which we received net proceeds of $12,415,500 after deducting underwriting discounts and commissions of $934,500. The Company incurred $743,765 in expenses related to the IPO.

Products

We create innovative products that help our customers build faster, build stronger and work smarter. We accomplish this by listening to what our customers wants and need and researching how professionals work, then we create tools that help them save time, save hassle and save money.

TOUGHBUILT® manufactures and distributes an array of high quality and rugged tool belts, tool bags and other personal tool organizer products. We also manufacture and distribute a complete line of knee pads for various construction applications. Our line of job-site tools and material support products consists of a full line of miter-saw and table saw stands and saw horses/job site tables and roller stands. All of our products are designed and engineered in the United States and manufactured in China and India under our quality control supervision. We do not need government approval for any of our products.

Our soft sided tool storage line is designed for a wide range of do-it-yourself and professional needs. This line of pouches and tool and accessories bags is designed to organize your tools faster and easier. Interchangeable pouches clip on and off any belt, bag ladder wall or vehicle. Our products let you carry what you want so you have it when you want it.

ToughBuilt’s wide mouth tool carry-all bags come in sizes from 12 inches to 30 inches. They all have steel reinforced handles and padded shoulder straps which allow for massive loads to be carried with ease. Rigid plastic hard-body lining protects everything inside. Double mesh pockets included inside provide complete visibility for stored items. They include a lockable zipper for added security and safety and secondary side handles for when it takes more than one to carry the load.

All of these products have innovative designs with unique features that provide extra functionality and enhanced user experience. Patented features such as our exclusive “Cliptech” mechanism incorporated in some of the products in this line are unique in these products for the industry and have distinguished the line from other similarly situated products thus we believe, increasing appeal amongst the other products of this category in the professional community and among the enthusiasts.

Soft Goods

The flagship of the product line is the Soft Goods line that consists of over 100 variations of tool pouches, tool rigs, tool belts and accessories, tools bags, totes, variety of storage solutions, and office organizers/bags for laptop/tablet/cellphones, etc. Management believes that the breadth of the line is one of the deepest in the industry and has specialized designs to suit professionals from all sectors of the industry including plumbers, electricians, framers, builders and more.

We have a selection of over 10 models of kneepads, some with revolutionary and patented design features that allow the users to interchange components to suit particular conditions of use. Management believes that these kneepads are among the best performing kneepads in the industry. Our “all terrain” knee pad protection with snapshell technology is part of our interchangeable kneepad system which helps to customize the jobsite needs. They are made with superior quality using multilevel layered construction, heavy duty webbing and abrasion-resistant PVC rubber.

Sawhorses and Work Products

The second major category consists of Sawhorses and Work Support products with their unique designs and robust construction targeted for the most discerning users in the industry. The innovative designs and construction of the more than 15 products in this category have led to the sawhorses becoming the best sellers of category everywhere they are sold. The newest additions in this category include several stands and work support products that are quickly gaining recognition in the industry and are expected to position themselves in the top tier products in a short time. Our sawhorse line, miter saw, table saw & roller stands are built to very high standards. Our sawhorse/jobsite table is fast to set up, holds 2,400 pounds, has adjustable heights, is made of all metal construction and has a compact design. These lines of products are slowly becoming the standard in the construction industry.

All of our products are designed in house with unending innovation and the highest standards to achieve features and benefits for not only the professional construction worker but also for the do-it-yourself person.

Business Strategy

Our product strategy is to develop product lines in a number of categories rather than focus on a single line of goods. This approach allows for rapid growth, wider brand recognition, and may ultimately result in increased sales and profits within an accelerated time period. We believe that building brand awareness of our current ToughBuilt lines of products will expand our share of the pertinent markets. Our business strategy includes the following key elements:

●	A commitment to technological innovation achieved through consumer insight, creativity and speed to market;
●	A broad selection of products in both brand and private labels;
●	Prompt response;
●	Superior customer service; and
●	Value pricing.

We will continue to consider other market opportunities while focusing on our customers’ specific requirements to increase sales.

Market

According to “Statista & Statistic Brain” the annual revenue in the construction industry was $1.731 trillion for 2016. There was approximately $394.6 billion in home improvement sales in the U.S. in 2018 (https://www.statista.com/statistics/239759/predicted-sales-of-home-improvement-retailers-in-the-us/). The heavy and civil engineering industry is over $260 billion with tools and hardware alone totaling over $60 billion for that same time period. In 2016, there were approximately 729,000 construction companies in the United States employing more than 7.3 million employees. In addition to the construction market, our products are marketed to the “do it yourself” and home improvement market place. The home improvement industry has fared much better in the aftermath of the Great Recession then the housing market. The U.S. housing stock of more than 130 million homes requires regular investment merely to offset normal depreciation. And many households that might have traded up to more desirable homes during the downturn decided instead to make improvements to their current homes. Meanwhile, federal and state stimulus programs encouraged homeowners and rental property owners to invest in energy-efficient upgrades that they might otherwise have deferred. Finally, many rental property owners, responding to a surge in demand from households either facing foreclosure or nervous about buying amid the housing market uncertainty, reinvested in their units.

As a result, improvement and repair spending held up well compared to residential construction spending. According to “Home Improvement – Still Growing in 2019”, on www.hiri.org, “the HIRI/IHS Markit forecast expects 5.5% growth in the home improvement products market in 2019 after a strong 6.2% in 2018.”

Total home improvement products sales are expected to increase 5.5% in 2018 to $420 billion in total sales. The Professional Market is expected to increase 6.0% in 2019 over 2018 and the Consumer Market will see a sales increase of 5.3%.

TOUGHBUILT® products are available worldwide in many major retailers ranging from home improvement and construction products and services stores to major online outlets. Currently, we have strong placement in Home Depot, Menards, Toolbank (UK), Bunning’s (Australia), Princess Auto (Canada), Dong Shin Tool PIA (S. Korea) as well as seeking to grow our sales in global markets such as Western and Central Europe, Russia and Eastern Europe, South America and the Middle East.

Retailers by region include:

United States: Home Depot, Menards, GM products, Fire Safety, Hartville Hardware, ORR, Pooley, YOW, Wesco, Buzzi, and Western Pacific Building Materials.

Canada: Princess Auto

United Kingdom: Toolbank (distribution throughout the U.K. and online selling for Europe).

France: Birck

Australia: Bunnings

New Zealand: Bunnings

Russia: VSEInstrumenti.ru

South Korea: Dong Shin Tool PIA Co., Ltd.

We are actively expanding into markets in Mexico and Latin American Countries the Middle East, the UAE and South Africa.

We are currently in product line reviews and discussions with Lowe’s, Home Depot Canada, Do It Best, True Value and other major retailers both domestically and internationally. A product line review requires the supplier to submit a comprehensive proposal which includes product offerings, prices, competitive market studies and relevant industry trends and other information. Management anticipates, within the near term, adding to its customer base up to three major retailers, along with several distributors and private retailers within six sectors and among 56 targeted countries.

Innovation and Brand Strength

Management believes that the robust capabilities at ToughBuilt eclipse those of most competitors as not every distributor or factory has the ability to quickly identify industry and end user opportunities and execute quickly to deliver winning product lines consistently. Also, in our view, most distributors and factories do not have a recognizable and reputable brand or the proven ability to reach major retailers globally to position their products and brands. We believe that we are able to take a design from concept to market within a very short period of time.

Product and Services Diversification

TOUGHBUILT® is a singular brand with a driven team that is poised to scale into a highly recognized global entity. We aim to grow ToughBuilt with several significant subsidiaries in the next few years to become the hub/platform for professionals, DIY’s (Do It Yourselfers) and passionate builders everywhere. Management anticipates that future subsidiaries will focus on licensing, gear, mobile, equipment rentals and maintenance services.

New Products

Tools

In 2018, we have ordered and launched a new line of gloves and 28 SKUs of tool belt and pouches. We also intend to launch the following tools in the fourth quarter of 2019:

●	Clamp line

●	Hammer line

●	Pliers line

●	Screwdriver line

●	Tape measure line

●	Utility knife line

Mobile Device Products

Since 2013, we have been planning, designing, engineering and sourcing the development of a new line of ToughBuilt mobile devices and accessories to be used in the construction industry and by building enthusiasts. We are planning to have our mobile device products ready to market by mid to late 2019, at which time we intend to commence marketing and selling our mobile device products to our current global customer base. We believe that increasing numbers of companies in the construction industry are requiring their employees to utilize mobile devices not just to communicate with others but to utilize the special apps that will allow the construction workers to do their job better and more efficiently. All of our mobile devices are designed and built in accordance with IP-68 and military standards level of durability and with the cooperation of Foxconn Manufacturing.

Our ruggedized mobile line of products was created to place customized technology and wide varieties of data in the palm of the building professionals and enthusiasts such as contractors, subcontractors, foreman, general laborers etc. The devices, accessories and custom apps allow the users to plan with confidence, organize faster, find labor and products faster, estimate accurately, purchase wisely, protect themselves, workers and their business, create and track invoicing faster and easier.

By the fourth quarter of 2019, we intend to launch our T.55 rugged mobile phones and earbud headphones, as well as a “T-Dock”, attachable battery, tri lens camera and tough shield cover and accessories. In the fourth quarter of 2019, we also intend to launch the following accessories: car charger, QI charger, car mounts and earbud pack, and we will look at sales in the following industries: construction, industrial, military and law enforcement and “.coms”.

In the fourth quarter of 2019, we intend to launch the following applications for our mobile phones:

1.	National building codes
2.	Inspection booking
3.	Labor ready
4.	Estimating apps & programs
5.	Structural engineers
6.	Architects
7.	Building plans
8.	Workers comp
9.	Equipment insurance
10.	Project insurance & bonds
11.	Vehicle insurance
12.	Liability insurance
13.	Umbrella insurance
14.	Collection agencies
15.	Construction loans
16.	Small business loans
17.	Job listings
18.	Tool exchange

Agreement with Foxconn

On October 18, 2016, we entered into a Project Statement of Work Agreement (“SOW”) with Hon Hai Precision Ind. Co., Ltd., a corporation organized under the law of Taiwan (referred to as “Foxconn”) to design, manufacture and supply to us a certain rugged mobile telephone (the “Product”). The Company will pay to Foxconn all fees and costs required to develop the Product. The Product will be developed by Foxconn to our specifications. We will submit to Foxconn written specifications, features and concepts required to be included in the Product. The specifications are subject to review and update by the parties and upon written approval by the parties such new or revised specifications will become part of the SOW. The SOW also provides dates for completion of deliverables, such as prototypes, “Beta” testing of the Product, sample assembly of the prototype and commencement of mass production of the Product. We may terminate the SOW at any time, in which case we must pay the costs for those portions of the development work completed by Foxconn up to the date of termination. The SOW is governed, construed and enforced in accordance with the laws of the State of California.

Mobile Device Market

Based upon an annual white paper published by the Mobile and Wireless Practice of Venture Development Corporation, we believe that an increasing number of companies are requiring their employees to transact business in the field and/or other non-traditional office environments. Because of this and other factors, the construction industry is accelerating its acceptance of wireless technology. We further believe that the construction industry, like other industries, will be leveraging mobile and wireless solutions to address the need for greater collaboration among a highly mobile and distributed workforce.

We believe that mobility is one of the top technology trends that construction companies are focusing on in 2018 and beyond. Mobile technology continues to have a significant impact on business, specifically with regard to business communication as this technology enhances the ability for colleagues at different locations to easily communicate, enhances customer experience through the improvement of applications and websites available to consumers to do business through their devices “at their fingertips”, and optimizes business operations as there is instant access to business functions at any time and from any location. (“Impact of Mobile Technology in Business Communication”, by John Smith, dated November 19, 2016 (https://www.business2community.com/tech-gadgets/impact-mobile-technology-business-communication-01704702).

While the construction industry has widely adopted solutions such as push to talk (PTT) telephony applications, the use of mobile and wireless data applications has been limited. IT solutions in general and mobile and wireless solutions specifically have been adopted at varying degrees within organizations and to support the various phases of construction projects. Currently the business planning, engineering and procurement operations have more effectively deployed IT solutions while actual construction operations have fallen behind in IT infrastructure and field automation solutions. The construction and engineering workforce is inherently mobile. However, construction sites have never effectively leveraged (wireless) communications networks to connect these distributed and often remote workers and their assets. Nevertheless, construction project managers require real time access to a variety of information, including real time tool inventory management, raw materials deliveries, job costing, time stamping and general project management information. The challenge, however, is the lack of network access on construction sites resulting in an information bottleneck on the job site. Buoyed by advances in wireless technologies – including coverage, performance, security and cost of ownership – we believe this is becoming an issue of the past for construction operations.

Mobile Apps

We intend to include apps on our mobile devices and are developing, with a third party applications developer, apps which will include, among other things, building codes, permitting, estimating and job listings. The purposes of the apps that are being developed include:

●	To reduce construction delays. Gathering real-time information at the job site about issues such as trades and contractors present at the site, construction progress, or incidents, can reduce overall project delays. This critical information helps to bring issues to light that might put projects on hold, and keep construction on schedule.

●	To improve communication with owners and project stakeholders. Completing daily reports at the job site on mobile devices and sending automated emails can tighten the communication loop with project stakeholders. When all parties involved in the project have access to the same information at the same time, errors are reduced and issues requiring attention can be addressed faster.

●	To increase back-office efficiency. By eliminating the use of paper and spreadsheets, construction companies can save hundreds of hours spent on data entry, collating information for reporting, or looking for paperwork that has been lost or filed away. Increasing back-office efficiency allows projects to be run leaner and to be completed on time and on budget.

●	To improve accountability of field staff. Staff travel times, GPS locations and time spent on-site can all be consistently monitored with mobile apps. This improves accountability and reduces labor costs. Costs can be also reduced with mobile timesheets that record clock-in/clock-out time to the minute.

●	To improve accuracy of project documentation. Using mobile apps to capture information at the job site improves accuracy and reduces issues that arise from illegible handwriting, inconsistent data, and information gaps. Photos, GPS, time stamps and signatures captured on-site provide an accurate and indisputable audit trail for the project, delivering accountability to clients or evidence in legal disputes.

●	To improve equipment management. Construction companies that use a database-driven mobile solution can maximize the use of equipment through better management and tracking. Real-time information about maintenance schedules, availability, and equipment locations helps to improve inventory planning and use.

●	To utilize real-time mobile access to plans and bylaws. With apps that provide two-way access to information, construction companies can file electronic versions of drawings, plans or bylaws for quick offline access by teams in the field. This improves productivity and reduces the need for re-work.

Sales Strategy

The devices, accessories and bolt on digital tools will be sold through relevant home improvement big box stores, direct marketing to thousands of construction companies, direct marketing to thousands of trade/ wholesale outlets and to professional outlets.

Intellectual Property

We hold several patents and trademarks of various durations and believe that we hold, have applied for or license all of the patent, trademark and other intellectual property rights necessary to conduct our business. We utilize trademarks (licensed and owned) on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and our Company, and in distinguishing our goods from the goods of others. We consider our ToughBuilt®, Cliptech®, and Fearless® trademarks to be among our most valuable intangible assets. Trademarks registered both in and outside the U.S. are generally valid for ten years, depending on the jurisdiction, and are generally subject to an indefinite number of renewals for a like period on appropriate application

In the first quarter of 2019, the United States Patent and Trademark Office (USPTO) granted two new design patents (US D840,961 S and US D841,635 S) that cover ToughBuilt’s ruggedized mobile devices, which are valid for a period of 15 years.

We also rely on trade secret protection for our confidential and proprietary information relating to our design and processes for our products. We have entered into and will continue to enter into confidentiality, non-competition and proprietary rights assignment agreements with our employees and independent contractors. We have entered into and will continue to enter into confidentiality agreements with our suppliers to protect our intellectual property.

Competition

The tool equipment and accessories industry is highly competitive on a worldwide basis. We compete with a significant number of other tool equipment and accessories manufacturers and suppliers to the construction, home improvement and Do-It-Yourself industry, many of which have the following:

●	Significantly greater financial resources than we have;

●	More comprehensive product lines;

●	Longer-standing relationships with suppliers, manufacturers, and retailers;

●	Broader distribution capabilities;

●	Stronger brand recognition and loyalty; and

●	The ability to invest substantially more in product advertising and sales.

Our competitors’ greater capabilities in the above areas enable them to better differentiate their products from ours, gain stronger brand loyalty, withstand periodic downturns in the construction and home improvement equipment and product industries, compete effectively on the basis of price and production, and more quickly develop new products. These competitors include DeWalt, Caterpillar and Samsung Active.

Initial Public Offering

On November 14, 2018, the Company completed its initial public offering (“IPO”), pursuant to which it sold 2,670,000 Class A Units (“Class A Unit”), each Unit consisting of one share of common stock, par value $0.0001 per share, one Series A Warrant to purchase one share of common stock (“Series A Warrant”) and one Series B Warrant to purchase one share of common stock (“Series B Warrant”) at a purchase price of $5.00 per Class A Unit. The Company received net proceeds from the IPO of $12,415,500 after deducting underwriting discounts and commission of $934,500. The Company incurred $743,765 in expenses related to the IPO.

Concurrent with the closing of the IPO on November 14, 2018, the following private transactions were consummated in accordance with the related agreements (see Notes 6, 7, 8 and 9 to the financial statements), all in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended:

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

On December 17, 2018, pursuant to the Underwriting Agreement dated November 8, 2018, by and between the Company and the underwriters named therein (the “Representative”), the Representative, on behalf of the underwriters, agreed to partially exercise the over-allotment option to purchase an additional 25,000 shares of Common Stock, par value $0.0001, at a price of $4.98 per share, 400,500 Series A Warrants, at a price of $0.01 per warrant and 400,500 Series B Warrants, at a price of $0.01 per warrant. The Company received net proceeds from the exercise of over-allotment option of $121,909 after deducting commission and expenses of $10,601.

Employees

As of March 27, 2019, we have 15 full-time employees and 13 independent contractors and consultants. We also engage consultants on an as-needed basis to supplement existing staff. All of our employees, consultants and contractors that are involved with sensitive and/or proprietary information have signed non-disclosure agreements.

Item 1A Risk Factors

As a smaller reporting company, we are not required to supply the information required by this item.

Item 1B Unresolved Staff Comments

The Company has no, and has not had since inception, unresolved comments with the Commission Staff.

Item 2 Properties

We currently lease approximately 8,300 square feet of office space. at 25371 Commercentre Drive, Suite 200, Lake Forest, CA 92630 as our principal offices. We believe these facilities are in good condition and satisfy our operational requirements. We intend to seek additional leased space, which will include some warehouse facilities, as our business efforts increase.

Item 3 Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows, except as set forth below.

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

On April 25, 2018, the Company and Mr. Panosian filed a motion to have the April 12, 2018 default judgment on Plaintiff’s Complaint, the February 13, 2018 defaults, and April 14, 2017 Order for terminating sanctions striking Defendants’ Answer set aside on the basis of their former attorney’s declaration that his negligence resulted in the default judgment, default, and terminating sanctions being entered against the Company and Mr. Panosian. The motion was denied on August 29, 2018 as a result of a court hearing held on August 3, 2018. On September 13, 2018, the Company and Mr. Panosian satisfied the Judgments by the Company making a payment of $252,924.69 (which includes $10,303.48 post judgment interest) to Mr. Minassian and by Mr. Panosian issuing him shares reflecting a 7% ownership stake in the Company from management-owned shares. On October 18, 2018, the Company and Mr. Panosian filed a Notice of Appeal in the Superior Court of the State of California, Los Angeles County, with respect to the Order denying their motion for relief from the above-referenced judgment.

Item 4 Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is currently quoted on Nasdaq Capital Market under the symbol “TBLT”, our units under the symbol “TBLTU”, and warrants under the symbol “TBLTW”. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

On March 27, 2019, the closing price for our common stock as reported on the Nasdaq Capital Market was $1.76 per share.

Securities outstanding and holders of record

On March 27, 2019, there were approximately 184 shareholders of record for our common stock and 14,436,978 shares of our common stock issued and outstanding.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Information respecting equity compensation plans

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company an option to purchase One Hundred and Twenty Five Thousand (125,000) shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Equity Incentive Plan (the “Plan”). The Option has an exercise price that is no less than $10.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting depends on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the Plan and the written Stock Option Agreement governing the Option. As of January 3, 2017, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). This 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 1,000,000 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). No employee will be eligible to receive more than 200,000 shares of common stock in any calendar year under the 2018 Plan pursuant to the grant of awards. On September 12, 2018, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under this Plan from 1,000,000 shares to 2,000,000 shares. On September 14, 2018, 1,000,000 options to purchase shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All share and per share numbers have been retroactively adjusted to reflect the 1-for-2 reverse stock split effected on September 13, 2018.

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

ToughBuilt’s current product line includes three major categories related to this field, with several additional categories in various stages of development, consisting of Soft Goods & Kneepads and Sawhorses & Work Products.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the IPO, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

FOR THE YEAR ENDED DECEMBER 31, 2018

For the year ended December 31, 2018 compared to the year ended December 31, 2017

Revenues

Revenues for the years ended December 31, 2018 and 2017 were $15,289,400 and $14,201,836, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2018 over 2017 by $1,087,564, or 7.7%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing customers and new customers, and introduction and sale of new soft goods products to our customers.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2018 and 2017 was $11,794,206 and $10,234,838, respectively. Cost of goods sold increased in 2018 over 2017 by $1,559,368 or 15.2%, primarily due to the increase in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2018 was 77.1% as compared to cost of goods sold as a percentage of revenues in 2017 of 72.1%. We expect to reverse the trend and reduce our cost of goods sold as a percentage of revenue as we achieve operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, litigation expense, and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the years ended December 31, 2018 and 2017 were $6,937,704 and $6,070,868, respectively. SG&A Expenses increased in 2018 over 2017 by $866,836 or 14%, primarily due to hiring additional employees, independent contractors and consultants to grow the Company. SG&A expense in 2018 as a percentage of revenues was 45.4% as compared to SG&A expense in 2017 as a percentage of revenues was 42.7%. We expect our SG&A expense will continue to increase as the Company plans to bring professional management team and staff on board, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Litigation expense for the years ended December 31, 2018 and 2017 was $1,192,488 and $0, respectively. Litigation expense consisted of a cash award of $252,950 and issuance of shares of common stock reflecting 7% ownership stake in us to Edwin Minassian in satisfaction of the Judgments. We have recorded the litigation expense of $1,192,488 and have satisfied the Judgments by payment of $252,950 and by issuing him shares of common stock reflecting a 7% ownership stake in us.

Research and development costs (the “R&D”) for the years ended December 31, 2018 and 2017 were $1,816,389 and $1,675,093, respectively. R&D costs increased in 2018 over 2017 by $141,296 or 8.4%, primarily due to the costs incurred in developing new tools, a ruggedized mobile device, software applications to run on the mobile device related to construction industry, and stock-based compensation expense and bonuses to R&D management team. We expect R&D costs to continue to increase as the Company embarks on developing new tools for the construction industry, and the attachments for the ruggedized mobile device with new software applications.

Other Expense

Other expense consisted of inducement cost for debt conversions, amortization of debt issuances and debt discounts, change in the fair value of warrant derivate and interest expense for the years ended December 31, 2018 and 2017, respectively. -Inducement cost for debt conversions consisted of costs relating to conversion of notes payable, conversion of convertible debentures, and conversion of convertible preferred stockholders’ debt valued at $3,542,161 and $0 for the years ended December 31, 2018 and 2017, respectively. Amortization costs of debt issuances and debt discounts were $2,202,617 and $1,089,204 for the years ended December 31, 2018 and 2017, respectively. The Company recorded an expense of $14,336,425 and $0 for the years ended December 31, 2018 and 2017, respectively, attributed to the change in the fair value associated with our warrant derivative. Interest expense for the years ended December 31, 2018 and 2017 was $1,118,822 and $1,073,290, respectively. The Company raised capital from debt financing in October 2016 and issued convertible preferred stock during March 2018 and May 2018, and issued promissory notes in August 2018. The debt holders and the Company mutually agreed to convert their debt into Class A Units at the IPO.

Net Loss

Due to factors set forth above, we recorded a net loss of $27,651,412 for the year ended December 31, 2018 as compared to a net loss of $5,941,457 for the year ended December 31, 2017.

Liquidity and Capital Resources

We have recently reversed our historical liquidity shortages.

On November 14, 2018, the Company consummated its IPO whereby it sold a total of 2,670,000 Class A Units, each Unit consisting of one share of common stock, par value $0.0001 per share, and a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock, on an offer price of $5.00 for each unit of a share and a Series A Warrant and a Series B Warrant (“Class A Unit”). The Company received net proceeds from the IPO of $12,415,500 after deducting underwriting discounts and commission of $934,500. The Company incurred $743,765 in expenses related to the IPO.

On December 17, 2018, pursuant to the Underwriting Agreement dated November 8, 2018, by and between the Company and the underwriters named therein (the “Representative”), the Representative, on behalf of the underwriters, agreed to partially exercise the over-allotment option to purchase an additional 25,000 shares of Common Stock, par value $0.0001, at a price of $4.98 per share, 400,500 Series A Warrants, at a price of $0.01 per warrant and 400,500 Series B Warrants, at a price of $0.01 per warrant. The Company received net proceeds from the exercise of over-allotment option of $121,909 after deducting commission and expenses of $10,601.

Although our sales increased by 7.7% during the year ended December 31, 2018 compared to the same period in 2017, we are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

We had $5,459,884 in cash at December 31, 2018 as compared to $44,348 at December 31, 2017.

As of December 31, 2018, the Company’s principal sources of liquidity consisted of approximately $5.5 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

CASH FLOWS

Net cash flows used in operating activities for the year ended December 31, 2018 was $8,243,414, attributable to a net loss of $27,651,412, offset by depreciation expense of $120,723, amortization of original issuance of debt discount and debt issuance cost and non-cash inducement cost for debt conversion of $5,278,132, change in the fair value of warrant derivative of $14,336,425, stock-based litigation settlement expense of $939,538, stock-based compensation expense of $557,042, stock issued in lieu of deferred salaries of $650,100 and net increase in operating assets of $1,154,073, and net decrease in liabilities of $1,319,889. The Company offered cash discounts to its customers and factors to accelerate payments of accounts receivable. In addition, the Company negotiated extended payment terms with its suppliers, vendors and related parties to conserve its cash. Net cash flows used in operating activities for the year ended December 31, 2017 was $1,429,468, attributable to net loss of $5,941,457, offset by depreciation expense of $119,627, amortization of original issuance of debt discount and debt issuance cost of $1,089,204, stock-based compensation expense of $112,215, and net increase in operating assets of $326,576, and net increase in liabilities of $3,517,519.

There was no net cash used by investing activities for the year ended December 31, 2018. Net cash used by investing activities for the year ended December 31, 2017 was $69,926, attributable to cash paid for purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2018 was $13,658,951, primarily attributable to net cash proceeds from sale of common stock of $11,671,735, proceeds from sale of convertible preferred stock of $1,201,157 and proceeds from notes payable of $752,579. Net cash provided by financing activities for the year ended December 31, 2017 was $209,812, primarily attributable to cash proceeds from notes payable of $400,000, cash payment of debt issuance cost of $25,000, and cash payments from notes payable of $165,188.

We recorded a net increase in cash of $5,415,536 for the year ended December 31, 2018.

Recent Financings

October 2016 Financings

Sale of Debenture

On January 16, 2018, the holders of the convertible debentures and the Company agreed to amend the terms of their securities purchase agreement originally executed in October 2016. We agreed to issue and deliver to (i) Hillair Capital an amended and restated debenture in the principal amount of $4,182,709 with an interest rate increased to 10% per annum and an additional 41,826 shares of Class B Convertible Preferred Stock, and to (ii) HSPL Holdings, LLC an amended and restated debenture in the principal amount of $2,117,501 with an interest rate increased to 10% per annum and an additional 21,174 shares of Class B Convertible Preferred Stock. The amended debentures are comprised of the original debentures principal balance and all accrued but unpaid interest as of the date of the amendment. The original redemption dates have been removed under the amendment, with the entire principal and accrued interest balances being due on September 1, 2018. On August 22, 2018, the holders of the convertible debentures originally issued in October 2016 and the Company agreed to further extend the maturity date of the debentures until October 15, 2018 and then, the earlier of the date of closing of the Company’s initial public offering and November 15, 2018, in exchange for consideration for issuance of 37,500 shares of the Company’s Class B Convertible Preferred Stock.

March 2018 Private Placement

On January 8, 2018, the Company conducted a private placement of its securities in which the Company offered to sell a minimum of 160,000 units and a maximum of 300,000 units to certain accredited investors, with each such unit consisting of (i) one half of a share of the Company’s Class B Convertible Preferred Stock, par value of $0.0001 per share, and (ii) one half of a warrant to purchase one half share of the Company’s common stock, par value $0.0001 per share. Each unit will be sold at a price of $5.00 per unit. Each warrant has an initial exercise price of $12.00 per share, subject to adjustment, and is exercisable for a period of five years from the date of issuance. The Company sold 162,000 units at a price of $5.00 per unit for gross proceeds of $810,000, and received on March 14, 2018, cash proceeds of $613,200, net of commissions of $64,800 earned by the placement agent on capital raise, $128,000 in legal fees, and $4,000 in escrow fees. Each of the units contained one half of a share of Class B Convertible Preferred Stock and one half of a Class B Warrant to purchase a share of our common stock for an aggregate of 81,000 shares of Class B Convertible Preferred Stock and 81,000 Class B Warrants. The placement agent received warrants to purchase up to 4,050 shares of our common stock at an exercise price of $12.00 per share.

May 2018 Private Placement

On May 2, 2018, the Company conducted a confidential private placement of its securities in which the Company offered to sell a maximum 140,000 units to certain accredited investors, with each such unit consisting of (i) one half of a share of the Company’s Class B Convertible Preferred Stock, par value of $0.0001 per share, and (ii) one half of a warrant to purchase one half of a share of the Company’s common stock, par value $0.0001 per share. Each unit will be sold at a price of $5.00 per unit. Each warrant has an initial exercise price of $12.00 per share, subject to adjustment, and is exercisable for a period of five years from the date of issuance. The Company sold all 140,000 units for gross proceeds of $700,000, and received cash proceeds of $587,957 on May 15, 2018, net of commissions and fees of $74,574 earned by the placement agent on capital raise, $33,469 in legal fees, and $4,000 in escrow fees. The Company issued to the underwriter 3,500 Placement Agent Warrants at their fair value of $12,527.

August 2018 Financing

Pursuant to the terms of August 2018 financing, the Company executed six (6) promissory notes, unsecured, with original issuance debt discount of 15%, for a cumulative principal sum of $862,500 on September 4, 2018. The Company promised to pay the note holders the principal sum of $862,500 on earlier of (i) the third trading day after the closing of the Company’s initial public offering, and (ii) November 30, 2018 or such earlier date as these promissory notes are required or permitted to be repaid. On closing of this offering, on September 5, 2018, the Company received cash proceeds of $652,579, net of commission and fees of $62,850 earned by the placement agent on capital raise, $30,571 in legal fees, and $4,000 in escrow fees. In addition, the Company issued to the six note holders 18,750 shares of Class B Convertible Preferred Stock valued at $120,394, and 7,500 warrants to the placement agent, valued at their fair value of $26,843. On October 19, 2018 , the holders of these notes agreed to convert all amounts due to them into unregistered Class A Units at a per Unit conversion price equal to 80% of the per Unit purchase price of a Class A Unit in the Company’s initial public offering.

Initial Public Offering

On November 14, 2018, the Company consummated its IPO whereby it sold a total of 2,670,000 Class A Units, each Unit consisting of one share of common stock, par value $0.0001 per share, and a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock, on an offer price of $5.00 for each unit of a share and a Series A Warrant and a Series B Warrant (“Class A Unit”). The Company received net proceeds from the IPO of $12,415,500 after deducting underwriting discounts and commission of $934,500. The Company incurred $743,765 in expenses related to the IPO. $3,657,507 of the proceeds were allocated to warrant derivative on our balance sheet as a result of our Series B Warrant issuance which were deemed to be a derivative liability.

November 2018 Private Transactions

Concurrent with the closing of the IPO on November 14, 2018, the following private transactions were consummated in accordance with the related agreements (see Notes 6, 7, 8 and 9 of the financial statements), all in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended:

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

On December 17, 2018, pursuant to the Underwriting Agreement dated November 8, 2018, by and between the Company and the underwriters, the underwriters agreed to partially exercise the over-allotment option to purchase an additional 25,000 shares of common stock, par value $0.0001, at a price of $4.98 per share, 400,500 Series A Warrants, at a price of $0.01 per warrant and 400,500 Series B Warrants, at a price of $0.01 per warrant. The Company received net proceeds from the exercise of over-allotment option $121,909 after deducting commission and expenses of $10,601.

January 2019 Warrant Exchange

On January 24, 2019, the Company entered into exchange agreements with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock, for total gross proceeds to the Company of $2,332,638. Those investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $3.77, and the warrants are not exercisable until the six-month anniversary of the date of issuance thereof.

Off Balance Sheet Arrangements

None.

Seasonality

Our business is a seasonal business as a result of our China-based production. For the first calendar quarter, we are not able to ship our products from China due to the hiatus as a result of their New Year holidays. We make up the lost sales from the first calendar quarter in the subsequent quarters.

Significant Accounting Policies

See the footnotes to our audited financial statements for the year ended December 31, 2018, included with this annual report.

Item 8 Financial Statements and Supplementary Data

TOUGHBUILT INDUSTRIES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of ToughBuilt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ToughBuilt Industries, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum llp
We have served as the Company’s auditor since 2016.
Costa Mesa, California March 29, 2019

TOUGHBUILT INDUSTRIES, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$5,459,884	$44,348
Accounts receivable	985,854	153,407
Factor receivables, net of allowance for sales discounts of $13,000 at December 31, 2018 and 2017, respectively	1,542,835	1,663,398
Inventory	379,915	98,672
Prepaid assets	222,000	52,500
Total Current Assets	8,590,488	2,012,325

Property and equipment, net	224,196	344,919
Security deposit	36,014	44,567
Total Assets	$8,850,698	$2,401,811

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,962,901	$2,331,224
Accrued liabilities	717,453	731,191
Accrued payroll taxes	150,559	469,271
Accrued interest	-	699,576
Other current liabilities	167,333	86,873
Advance from officer	-	400,000
Loan payable - Factor	1,304,512	1,078,941
Warrant derivative	23,507,247	-
Convertible debentures, net of debt discount and debt issuance cost of $0 and $835,854 at December 31, 2018 and 2017, respectively	-	4,864,146
Total Current Liabilities	27,810,005	10,661,222

Total Liabilities	27,810,005	10,661,222

Commitments and contingencies (Note 9)

Convertible Preferred Stock
Class B Convertible Preferred Stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares and 198,875 shares issued and outstanding, net of discount of $0 and $196,758 at December 31, 2018 and 2017 respectively	-	1,490,013

Stockholders’ Deficit
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,870,873 shares and 3,679,500 shares issued and outstanding at December 31, 2018 and 2017, respectively	987	368
Additional paid in capital	20,152,107	1,711,197
Accumulated deficit	(39,112,401)	(11,460,989)
Total Stockholders’ Deficit	(18,959,307)	(9,749,424)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficit	$8,850,698	$2,401,811

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2018	2017
Revenues, Net of Allowances
Metal Goods	$7,174,618	$6,470,877
Soft Goods	8,114,782	7,730,959
Total Revenues, Net of Allowances	15,289,400	14,201,836

Cost of Goods Sold
Metal Goods	5,897,354	4,892,078
Soft Goods	5,896,852	5,342,760
Total Cost of Goods Sold	11,794,206	10,234,838

Gross Profit	3,495,194	3,966,998

Operating Expenses
Selling, general and administrative	6,937,704	6,070,868
Litigation expense	1,192,488	-
Research and development	1,816,389	1,675,093
Total Operating Expenses	9,946,581	7,745,961

Operating Loss	(6,451,387)	(3,778,963)

Other Income (Expense)
Inducement cost for debt conversions	(3,542,161)	-
Amortization of debt issuances and debt discounts	(2,202,617)	(1,089,204)
Change in the fair value of warrant derivative	(14,336,425)	-
Interest expense	(1,118,822)	(1,073,290)
Total Other Income (Expense)	(21,200,025)	(2,162,494)

Net Loss Before Income Taxes	(27,651,412)	(5,941,457)

Income taxes	-	-

Net Loss	(27,651,412)	(5,941,457)

Accretion of Redeemable Convertible Preferred Stock Dividend	(3,667,620)	-
Common Stock Deemed Dividend	(980,375)	-

Net Loss Attributable to Common Stockholders	$(32,299,407)	$(5,941,457)

Basic and Diluted Net Loss Per Share	$(7.22)	$(1.61)

Weighted Average Number of Shares Outstanding - Basic and Diluted	4,476,403	3,679,500

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance - January 1, 2017	3,679,500	$368	$1,598,982	$(5,519,532)	$(3,920,182)
Stock-based compensation expense	-	-	112,215	-	112,215
Net loss	-	-	-	(5,941,457)	(5,941,457)
Balance – December 31, 2017	3,679,500	368	1,711,197	(11,460,989)	(9,749,424)

Stock-based compensation expense	8,334	1	557,041	-	557,042
Stock issued in settlement of litigation	-	-	939,538	-	939,538
Conversion of Class B convertible preferred stock	1,366,768	137	4,961,431	-	4,961,568
Issuance of warrants to third parties for capital raise	-	-	594,293	-	594,293
Conversion of deferred salaries	136,863	14	650,086	-	650,100
Conversion of convertible debentures	1,726,678	172	6,267,924	-	6,268,096
Conversion of advance from officer	42,105	4	199,996	-	200,000
Conversion of notes payable	215,625	22	782,728	-	782,750
Sale of common stock in public offering	2,670,000	267	8,013,961	-	8,014,228
Sale of common stock in over-allotment to underwriters	25,000	2	121,907	-	121,909
Common stock deemed dividend	-	-	(980,375)	-	(980,375)
Accretion of redeemable convertible preferred stock dividend	-	-	(3,667,620)		(3,667,620)
Net loss	-	-	-	(27,651,412)	(27,651,412)
Balance - December 31, 2018	9,870,873	$987	$20,152,107	$(39,112,401)	$(18,959,307)

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(27,651,412)	$(5,941,457)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	120,723	119,627
Amortization of original issue discount and debt issuance cost and non-cash inducement cost for debt conversion	5,278,132	1,089,204
Stock issued in settlement of litigation	939,538	-
Change in the fair value of warrant derivative	14,336,425	-
Stock-based compensation expense	557,042	112,215
Stock issued in lieu of deferred salaries	650,100	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(832,446)	19,639
Decrease (increase) in factor receivables	120,563	(424,486)
(Increase) decrease in inventory	(281,243)	77,006
(Increase) decrease in prepaid expenses	(169,500)	32,500
Decrease (increase) in security deposits	8,553	(31,235)
(Decrease) increase in accounts payable	(368,323)	1,959,692
(Decrease) Increase in accrued payroll taxes	(318,713)	352,105
(Decrease) increase in accrued interest	(699,576)	607,109
Increase in other current liabilities	80,461	86,873
(Decrease) increase in accrued liabilities	(13,739)	511,740
Net cash used in operating activities	(8,243,415)	(1,429,468)

Cash Flows from Investing Activities:
Cash paid for purchase of property and equipment	-	(69,926)
Net cash used in investing activities	-	(69,926)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net of costs	11,671,735	-
Proceeds from sale of common stock of overallotment, net of costs	121,909	-
Proceeds from sale of convertible preferred stock, net of costs	1,201,157	-
Proceeds from notes payable, net of costs	752,579	-
Cash repayments of notes payable	(114,000)	-
Proceeds from notes payable, related parties	-	400,000
Payments for debt issuance cost	-	(25,000)
Payment of advance from officer	(200,000)	-
Cash proceeds (payments) from loans payable	225,571	(165,188)
Net cash provided by financing activities	13,658,951	209,812

Net increase (decrease) in cash	5,415,536	(1,289,582)

Cash, beginning of the period	44,348	1,333,930

Cash, end of the period	$5,459,884	$44,348

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$638,693	$466,181

Supplemental disclosures of non-cash investing and financing activities:
Conversion of deferred salaries into common stock	$650,100	$-
Conversion of notes payable of officer into common stock	$200,000	$-
Conversion of notes payable into Class A Units	$862,500	$-
Conversion of convertible debentures into Class A Units	$8,633,390	$-
Conversion of convertible preferred stock into Class A Units	$6,833,839	$-
Issuance of Class B Warrants for capital raise	$594,293	$-
Accretion of redeemable convertible preferred stock dividend	$3,667,620	$-
Common stock deemed dividend	$980,375	$-

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to Financial Statements

December 31, 2018 and 2017

NOTE 1: NATURE OF OPERATIONS

Nature of Operations

In these notes, the terms “us”, “we”, “it”, “its”, “ToughBuilt”, the “Company” or “our” refer to ToughBuilt Industries, Inc. ToughBuilt Industries, Inc. was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc.

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

On November 14, 2018, the Company completed its initial public offering (“IPO”), pursuant to which it sold 2,670,000 Class A Units (“Class A Unit”), each Unit consisting of one share of common stock, par value $0.0001 per share, one Series A Warrant to purchase one share of common stock (“Series A Warrant”) and one Series B Warrant to purchase one share of common stock (“Series B Warrant”) at a purchase price of $5.00 per Class A Unit. The Company received net proceeds from the IPO of $12,415,500 after deducting underwriting discounts and commission of $934,500. The Company incurred $743,765 in expenses related to the IPO.

On December 17, 2018, pursuant to the Underwriting Agreement dated November 8, 2018, by and between the Company and the underwriters named therein (the “Representative”), the Representative on behalf of the underwriters agreed to partially exercise the over-allotment option to purchase an additional 25,000 shares of common stock, par value $0.0001, at a price of $4.98 per share, 400,500 Series A Warrants, at a price of $0.01 per warrant and 400,500 Series B Warrants, at a price of $0.01 per warrant. The Company received net proceeds from the exercise of over-allotment option of $121,909 after deducting commission and expenses of $10,601.

Basis of Presentation and Preparation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. The financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Liquidity

As of December 31, 2018, the Company’s principal sources of liquidity consisted of approximately $5.5 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at December 31, 2018 and 2017, respectively.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At December 31, 2018 and 2017, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Loan payable - factor”, on its balance sheet. The Company recorded a sales discount of $13,000 at December 31, 2018 and 2017, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method.  The reported net value of inventory includes finished saleable products that will be sold or used in future periods.  The Company reserves for obsolete and slow-moving inventory. At December 31, 2018 and 2017, there were no reserves for obsolete and slow-moving inventory.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service. The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments and Fair Value Measurements

The Company adheres to ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

●	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The fair value of the Company’s warrant derivative recorded in the Company’s financial statements was determined using the Monte Carlo simulation valuation methodology and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the warrants, and the risk free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

Year Ended
December 31, 2018
Risk-free interest rate	2.54% – 2.71%
Contractual term	0.95 - 1.0 year
Expected volatility	35% - 40%

Level 3 Fair Value Sensitivity

Warrant derivative

The fair value of the warrant derivative includes the estimated volatility and risk free rate. The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk free interest rate, the higher/lower the value of the debt conversion feature liability.

From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

The table below provides a reconciliation of the beginning and ending balances for the warrant derivative which is measured at fair value using significant unobservable inputs (Level 3):

Balance, December 31, 2017	$—
Fair value of warrant derivative at Issuance date (Note 6, 7 and 10)	(9,170,822)
Total realized and unrealized gains (losses):
Change in the fair value of warrant derivative	(14,336,425)
Balance, December 31, 2018	$(23,507,247)

Revenue Recognition

The Company recognizes revenue when the product is delivered to the customer, and the ownership is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the SEC’s Staff Accounting Bulletin No. 104. The criteria and how the Company satisfy each element are as follows: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred per the terms of the signed contract; (3) the price is fixed and determinable; and (4) collectability is reasonable assured. Revenue is recognized net of rebates and customer allowances, as appropriate.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance.

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

The Company recognizes forfeitures as they occur rather than applying a prospective forfeiture rate in advance.

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	December 31, 2018	December 31, 2017

Common stock warrants	13,070,417	206,309
Stock options exercisable to common stock	1,125,000	125,000
Shares issuable upon conversion of debt	-	579,247
Shares issuable upon conversion of preferred stock	-	198,875
Total potentially dilutive securities	14,195,417	1,109,431

Segment Reporting

The Company operates one reportable segment referred to as the tools segment. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

Recent Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on our condensed financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, April 2016, May 2016 and December 2016 the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), respectively, to amend certain guidance in ASU 2014-09. Topic 606 allows for either a retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date.

The Company plans to adopt on January 1, 2019 ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard. The Company is developing a plan for implementing the new standard, which includes, but is not limited to, identifying contract populations and “in scope” customer contracts, identifying performance obligations in those customer contracts, and evaluating any impact of variable consideration. The Company is currently evaluating the transition methods and will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts that are not completed at the date of initial application. Under this method, the Company would not restate the prior financial statements presented, therefore the new standard requires the Company to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during the fiscal year ending December 31, 2019, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

The impact that the new revenue recognition standard will have on the Company’s financial statements and disclosures has not yet been fully assessed. However, the Company does not expect the provisions of the new standard to have a material effect on the timing or amount of revenue it recognizes. The Company’s assessment also includes determining the impact the new standard may have on the revenue reporting processes, including disclosures, ensuring internal controls will operate effectively with the new standard and performing gap analyses on collected data and determining the relative accounting positions where applicable.

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at December 31, 2018 and 2017 have been treated as a loan payable to third party in the accompanying balance sheets and were $1,304,512 and $1,078,941, respectively. The total sales factored, net of allowances for sales returns, discounts and rebates, for the years ended December 31, 2018 and 2017 were $7,458,497 and $8,136,556, respectively. The factor fees incurred for the years ended December 31, 2018 and 2017 were $395,615 and $461,624, respectively and included in interest expense. Total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000, as of December 31, 2018 and 2017 were $1,542,835 and $1,663,398, respectively.

NOTE 4: INVENTORY

Inventory consists of the following:

Description	December 31, 2018	December 31, 2017

Finished goods	$379,915	$98,672

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

Description	December 31, 2018	December 31, 2017

Computer equipment	$88,615	$88,615
Furniture and office equipment	136,955	136,955
Leasehold improvements	37,899	37,899
Tooling and molds	249,690	249,690
Website design	9,850	9,850
	523,009	523,009
Less: accumulated depreciation	(298,813)	(178,090)
Property and Equipment, net	$224,196	$344,919

Depreciation expense for the years ended December 31, 2018 and 2017, was $120,723 and $119,627, respectively.

NOTE 6: CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:

	December 31, 2018	December 31, 2017

Convertible debenture - Hillair Capital	$-	$3,784,230
Convertible debenture – HSPL Capital	-	1,915,770
Less: Original issuance discount	-	(267,619)
Less: Class B Convertible Preferred Stock discount	-	(207,125)
Less: Debt issuance cost	-	(361,110)
Convertible debentures, net	$-	$4,864,146
Current portion	$-	$4,864,146

On January 16, 2018, the Company and the holders of the Debentures mutually agreed to amend the terms of their Securities Purchase Agreement. The Company agreed to issue and deliver to (i) Hillair Capital an amended and restated Debenture in the principal amount of $4,182,709 and an additional 41,826 shares of Class B Preferred Stock, and to (ii) HSPL Capital Advisors, LLC (“HSPL Capital”), an amended and restated Debenture in the principal amount of $2,117,501 and an additional 21,174 shares of Class B Preferred Stock. The amended Debentures were comprised of the principal balance of the original debentures plus all accrued but unpaid interest as of the date of the amendment. The termination date of the debentures was extended to September 1, 2018, with the entire principal and accrued interest balances being due on that date. The additional 63,000 Class B Preferred Shares issued to the debenture holders were treated as debt discount and valued at $404,523. The Company accounted for such amendment as a modification to the Debentures. On August 28, 2018, the maturity date was extended to September 30, 2018, with the holders receiving, on a pro rata basis, 7,500 shares of the Company’s Class B Convertible Preferred Stock valued at $75,000. On October 2, 2018, the holders of the Debentures and the Company agreed to amend the terms of their Securities Purchase Agreement, accepting on a pro rata basis, and the holders were issued 15,000 shares of the Company’s Class B Convertible Preferred Stock valued at $75,000 in exchange for extension of the maturity date to October 15, 2018. This date was subsequently extended to the earlier of the closing of the Company’s IPO and November 15, 2018 for a payment of an additional 15,000 shares of Class B Convertible Preferred Stock valued at $75,000.

On October 18, 2018, the holders of the Debentures and the Company agreed to amend the terms of their securities purchase agreements by the holders agreeing to accept, in exchange of converting their notes payable into common shares into the public offering: (i) a redemption amount equal to $685,148 and accrued but unpaid interest on debentures of $814,852 as of October 18, 2018, totaling $1,500,000 due in cash; (ii) an increase the principal amount of the debentures and the stated value of Class B Convertible Preferred Stock by 5% above of the current principal amount of the debentures and the stated value amounting to $315,011; and (iii) the balance of debentures not subject to redemption being automatically converted into unregistered Class A Units on a $1.00 principal amount of debenture for $1.20 basis which resulted into additional expense of $1,438,898 to the Company. On November 15, 2018, the Company paid $1,500,000 to the holders of convertible debentures pursuant to the amended terms of the securities purchase agreements.

Concurrent with the closing of the IPO on November 14, 2018, the Company issued 1,726,678 unregistered Class A Units upon conversion of the Debentures (consisting of the principal amount and accrued and unpaid interest through the IPO date) at a conversion price of $5.00 per Unit (Note 10). Included in Class A Units were 1,726,678 Series A Warrants and 1,726,678 Series B Warrants. The Series A Warrants were classified within equity and the Series B Warrants were classified as a warrant derivative with a fair value determined to be $2,365,294 on the date of issuance.

The Company has recorded interest expense relating to the Debentures of $2,384,923 and $456,000 for the years ended December 31, 2018 and 2017, respectively, including $1,753,908 and $0 as inducement payment for conversion of the Debentures to Class A Units.

The Company has recorded interest expense due to the amortization of the debt discount related to the Debentures arising from the original issue discount (the “OID”) and Class B Convertible Preferred Stock, of $1,104,743 and $637,714 for the years ended December 31, 2018 and 2017, respectively. The unamortized portion of OID and Class B Convertible Preferred Stock was $0 and $474,744 at December 31, 2018 and 2017, respectively.

The Company has recognized amortization of the debt issuance costs on the Debentures as interest expense in the amount of $2,200,453 and $451,491 for the years ended December 31, 2018 and 2017, respectively. The unamortized portion of debt issuance cost on Debenture was $0 and $361,110 at December 31, 2018 and December 31, 2017, respectively.

NOTE 7 - NOTES PAYABLE

On June 19, 2018, the Company executed a promissory note in the principal amount of $114,000 with a third party which was initially due and payable on September 30, 2018. The Company received cash proceeds of $100,000 from the promissory note. The promissory note is unsecured, bears an interest rate of 1.9% per month, and was issued with an original issue discount of 14%. On September 30, 2018, the Company and the third party mutually agreed to extend the maturity date of the promissory note until the earlier of three business days after the closing of the Company’s IPO and November 15, 2018. The holder of the promissory note was paid $7,500 as extension fee. The Company recorded $14,000 as debt discount and a $7,500 extension expense as interest expense for the year ended December 31, 2018. In addition, the Company recorded $10,686 as interest expense on the promissory note for the year ended December 31, 2018.

On August 31, 2018, the Company executed six (6) unsecured promissory notes, with an original issuance debt discount of 15%, for a cumulative principal sum of $862,500 and gross proceeds of $750,000. The Company promised to pay the promissory note holders the aggregate principal sum of $862,500 on the earlier of (i) the third trading day after the closing of the Company’s IPO and (ii) November 30, 2018. At closing on September 4, 2018, the Company received cash proceeds of $652,579, which was the gross proceeds of $750,000, net of placement agent fees of $62,850, legal fees of $30,571, and escrow fees if $4,000. In addition, the Company issued to the six note holders an aggregate of 18,750 shares of Class B Convertible Preferred Stock, and 7,500 warrants to the placement agent (Note 10). On November 5, 2018, the holders of the six (6) promissory notes agreed to accept unregistered Class A Units at a per Unit conversion price equal to 80% of the per Unit purchase price in the Company’s IPO, and at the IPO closing, the Company issued 215,625 unregistered Class A Units upon the conversion of the aggregate amount of the notes at a Unit purchase price of $4.00 (see Note 10). Included in Class A Units were 215,625 Series A Warrants and 215,625 Series B Warrants. The Series A Warrants were classified within equity and the Series B Warrants were classified as a warrant derivative with a fair value determined to be $295,375 on the date of issuance. The Company recognized an expense of $215,625 as inducement payment for this conversion. In addition, the Company recorded a debt issuance cost of $187,500 and a debt discount of $209,921 as interest expense for the year ended December 31, 2018.

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

In May 2017, the Company executed three unsecured promissory notes with an entity, whose beneficiary is an officer and director of the Company, for an aggregate principal balance of $400,000, bearing an interest at 10% per annum, due on or before September 30, 2018. On September 30, 2018, the Company extended the maturity date of the promissory notes to three (3) business days after the consummation of the sale of the Company’s equity securities in an IPO. On September 30, 2018, the Company and the officer and director mutually agreed to convert $200,000 of the principal of the promissory notes into 42,105 unregistered shares of common stock of the Company at a conversion price equal to $4.75 per share (Note 10), with the remaining $200,000 balance of the principal and accrued interest to be paid in cash. On October 1, 2018, the Company agreed to compensate the officer and director $72,628, as an inducement to convert a portion of the promissory note into shares of the Company’s common stock and to extend the maturity date of the promissory notes until the third business day after consummation of the IPO. The Company has recorded interest expense of $34,165 and $16,918 on these promissory notes for the years ended December 31, 2018 and 2017, respectively, and $72,628 as inducement payment for the year ended December 31, 2018. The Company has recorded $72,628 and $10,082 as accrued liability as of December 31, 2018 and 2017, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On January 3, 2017, the Company executed a non-cancellable operating lease for its principal office with the lease commencing February 1, 2017 for a five (5) year term. The Company paid a security deposit of $29,297. The lease required the Company to pay its proportionate share of direct costs estimated to be 22.54% of the total property, a fixed monthly direct cost of $6,201 for each month during the term of the lease, and monthly rental pursuant to the lease terms.

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Amount
2019	$174,872
2020	180,993
2021	187,327
2022	15,655
Total	$558,847

The Company recorded rent expense of $164,626 and $277,252 for the years ended December 31, 2018 and 2017, respectively.

Other Commitments

On August 30, 2018, the Company entered into an agreement with a customer to pay a slotting allowance of $1,000,000 payable in three annual installments of $333,334 on March 1, 2019, $333,333 on March 1, 2020 and $333,333 on March 1, 2021.

Employment Agreements with Officers

On January 3, 2017, the Company entered into an employment agreement with its President and Chief Executive Officer for a five-year term. The officer received a sign-on-bonus of $50,000 and is entitled to an annual base salary of $350,000 to increase by 10% each year commencing on January 1, 2018. The officer was also granted a stock option to purchase 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

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

The employment agreements also entitle the officers to receive, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in benefit plans, practices, policies and programs provided by the Company (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to the Company’s other senior executive officers.

On September 30, 2017, the officers and an employee agreed to defer 30% of their salaries starting September 30, 2017 to September 30, 2018 for payment after the completion of the IPO. On September 30, 2018, the officers and employees agreed to convert their deferred compensation of $650,100, owed as of September 30, 2018, into shares of the Company’s common stock upon the consummation of an IPO. Concurrent with the closing of the IPO on November 14, 2018, the Company issued 136,863 unregistered shares of common stock upon conversion of $650,100 of accrued and unpaid compensation of officers and directors at a conversion price of $4.75 per share (see Note 10).

On December 24, 2018, the Board approved $300,000 in cash bonuses for the two founders and an officer of the Company, payable by January 31, 2019. The Company has accrued the bonus expense as of December 31, 2018.

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

On April 25, 2018, the Company and Mr. Panosian filed a motion to have the April 12, 2018 default judgment on Plaintiff’s Complaint, the February 13, 2018 defaults, and April 14, 2017 Order for terminating sanctions striking Defendants’ Answer set aside on the basis of their former attorney’s declaration that his negligence resulted in the default judgment, default, and terminating sanctions being entered against the Company and Mr. Panosian. The motion was denied. On September 13, 2018, the Company and Panosian satisfied the Judgments by the Company making a payment of $252,950 (which included $10,303 post judgment interest) to Minassian and by Mr. Panosian issuing him shares reflecting a 7% ownership stake in the Company. On October 18, 2018, the Company and Mr. Panosian filed a Notice of Appeal from the Order denying their motion for relief from the default judgment.

The Company has recorded the litigation expense of $1,192,488 and $0 for the years ended December 31, 2018 and 2017, respectively.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

Other Compliance Matters

As of December 31, 2018, and 2017, the Company was delinquent in its federal and state payroll tax payments in the aggregate amount of $0 and $354,245, respectively. The Company has subsequently remitted all of its 2017 delinquent federal and state payroll tax payments, including interest and penalties, to the payroll tax authorities as of December 31, 2018.

NOTE 10: STOCKHOLDERS’ DEFICIT

At December 31, 2018, the Company had 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized, both with a par value of $0.0001 per share.

On September 13, 2018, the Company effectuated a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock, preferred stock, warrants and options (collectively the “Equity Instruments”). As a result of the Reverse Split, each (2) units of Equity Instruments issued and outstanding prior to the Reverse Split were converted into one (1) unit of Equity Instrument.

Common Stock and Class A Units

On August 22, 2018, the Company issued 8,334 restricted shares of its common stock valued at $42,801 to a consultant for providing business advisory and consulting services, the expense was recorded as stock-based compensation expense.

On November 14, 2018, the Company consummated its IPO pursuant to which it sold a total of 2,670,000 Class A Units, each Unit consisting of one share of common stock, par value $0.0001 per share, and a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock, on an offer price of $5.00 for each unit of a share of common stock, a Series A Warrant and a Series B Warrant (“Class A Unit”). The Company received net proceeds from the IPO of $12,415,500 after deducting underwriting discounts and commission of $934,500. The Company incurred $743,765 in expenses related to the IPO.

Concurrent with the closing of the IPO on November 14, 2018, the following private transactions were consummated in accordance with the related agreements (Notes 6, 7, 8 and 9), all in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended:

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

On December 17, 2018, pursuant to the Underwriting Agreement dated November 8, 2018, by and between the Company and the underwriters named therein (the “Representative”), the Representative, on behalf of the underwriters, agreed to partially exercise the over-allotment option to purchase an additional 25,000 shares of common stock, at a price of $4.98 per share, 400,500 Series A Warrants, at a price of $0.01 per warrant and 400,500 Series B Warrants, at a price of $0.01 per warrant. The Company received net proceeds from the exercise of over-allotment option of $121,909 after deducting commission and expenses of $10,601.

As of December 31, 2018, the Company had 9,870,873 shares of common stock issued and outstanding. At December 31, 2017, the Company had 3,679,500 shares of common stock issued and outstanding.

Warrants

Placement Agent Warrants

The Company has issued warrants to the placement agents to purchase one share of its common stock at an exercise price of $12.00 per share. The warrants issued in its October 2016 Private Placement expire on October 17, 2021, and the warrants issued in its March 2018 Private Placement, May 2018 Private Placement and August 2018 Financing expire on September 4, 2023. The exercise price and number of shares of common stock or other securities issuable on exercise of such warrants are subject to customary adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. As of December 31, 2018, and 2017, 45,775 warrants and 30,725 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

Class A Warrants

On January 25, 2016, the Company issued Class A Warrants to purchase 61,083 shares of common stock at a price of $12.00 per share through and including December 31, 2018.

No Class A Warrants were exercised during the year ended December 31, 2018 and 2017, respectively, and the Class A Warrants expired on December 31, 2018.

Class B Convertible Preferred Stock and Class B Warrants

On January 8, 2018, the Company offered for sale a minimum of 160,000 units and a maximum of 300,000 units to certain accredited investors, with each such unit consisting of (i) one-half (1/2) share of Company’s Class B Convertible Preferred Stock Class B Preferred Stock, par value of $0.0001 per share, and (ii) one-half (1/2) of a Class B Warrant to purchase one-half (1/2) share of the Company’s common stock, par value $0.0001 per share. On March 14, 2018, the Company sold 162,000 units at a $5.00 per unit purchase price for gross proceeds of $810,000 and received cash proceeds of $613,200, net of commissions of $64,800 earned by the placement agent on the capital raise, $128,000 in legal fees, and $4,000 in escrow fees. Each Class B Warrant has an initial exercise price of $12.00 per share, subject to adjustment, and was exercisable for a period of five (5) years from the date of issuance. An aggregate of 81,000 shares of Class B Convertible Preferred Stock and 81,000 Class B Warrants were issued. As this transaction met certain accounting criteria, the Class B Warrants were recorded in stockholders’ equity and were not accounted for as derivatives.

On May 2, 2018, the Company offered for sale 140,000 units with the same terms as the units sold in the earlier 2018 transaction, and on May 15, 2018, the Company sold all 140,000 for gross proceeds of $700,000, and received cash proceeds of $587,957, net of commissions and fees of $74,574 earned by the placement agent on capital raise, $33,469 in legal fees, and $4,000 in escrow fees. As this transaction met certain accounting criteria, the Class B Warrants are recorded in stockholders’ equity and were not accounted for as derivatives.

On August 28, 2018, the holders of the Company’s convertible debentures and the Company agreed to extend the maturity date of those debentures to September 30, 2018, and the holders received on a pro rata basis, 7,500 shares of the Company’s Class B Convertible Preferred Stock valued at $75,000 (Note 6).

On September 4, 2018, the Company issued to the six (6) promissory note holders an aggregate of 18,750 shares of Class B Convertible Preferred Stock valued at $187,500 pursuant to the August 31, 2018 financing agreement (Note 7).

On October 15, 2018, the holders of the convertible debentures were issued 15,000 shares of Class B Convertible Preferred Stock valued at $150,000 in exchange for extension of the maturity date of those debentures to October 15, 2018. This date was subsequently extended to the earlier of the closing of the Company’s IPO and November 15, 2018 for payment of an additional 15,000 shares of Class B Convertible Preferred Stock valued at $150,000 (Note 6).

The holders of the Class B Warrants did not exercise any of their warrants during the year ended December 31, 2018. Class B Warrants are exercisable at December 31, 2018 at the exercise price of $12.00 per share and such warrants expire between October 17, 2021 and May 15, 2023.

Concurrent with the closing of the IPO on November 14, 2018, the Company issued 1,366,768 unregistered Class A Units upon the conversion of outstanding shares of Class B Convertible Preferred Stock at a conversion price of $3.50 per Class A Unit. Included in Class A Units were 1,366,768 Series A Warrants and 1,366,768 Series B Warrants. The Series A Warrants were classified within equity and the Series B Warrants were classified as a warrant derivative with a fair value determined to be $1,872,271 on the date of issuance.

The Company had no shares of Class B Convertible Preferred Stock, 265,500 Class B Warrants, and 45,775 Placement Agent Warrants issued and outstanding as of December 31, 2018. The Company had 198,875 shares of Class B Convertible Preferred Stock, 114,500 Class B Warrants, and 30,725 Placement Agent Warrants issued and outstanding at December 31, 2017.

The IPO and Series A Warrants and Series B Warrants issued thereunder

On November 14, 2018, the Company consummated its IPO whereby it sold a total of 2,670,000 Class A Units, each Unit consisting of one share of common stock, par value $0.0001 per share, and a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock, on an offer price of $5.00 for each unit of a share and a Series A Warrant and a Series B Warrant. The Company issued 2,670,000 Series A Warrants and 2,670,000 Series B warrants upon consummation of its IPO. The Series A Warrants were classified within equity and the Series B Warrants were classified as a warrant derivative with a fair value determined to be $3,657,507 on the date of issuance.

Concurrent with the closing of the IPO on November 14, 2018, the Company issued 1,366,768 Series A Warrants and 1,366,768 Series B Warrants upon the conversion of outstanding shares of Class B Convertible Preferred Stock. In addition, the Company issued 1,726,678 Series A Warrants and Series B Warrants upon the conversion of outstanding convertible debt instruments consisting of all principal amounts and accrued and unpaid interest through the date of the IPO (Note 6). The Company also issued 215,625 Series A Warrants and 215,625 Series B Warrants upon conversion of outstanding principal amount of the unsecured promissory notes (Note 7).

On December 17, 2018, pursuant to the Underwriting Agreement dated November 8, 2018, by and between the Company and the underwriters named therein (the “Representative”), the Representative, on behalf of the underwriters, agreed to partially exercise the over-allotment option to purchase 400,500 Series A Warrants, at a price of $0.01 per warrant and 400,500 Series B Warrants, at a price of $0.01 per warrant. The Series A Warrants were classified within equity and the Series B Warrants were classified as a warrant derivative with a fair value determined to be $980,375 on the date of issuance.

On December 31, 2018, the Company has 6,379,571 Series A Warrants and 6,379,571 Series B Warrants issued and outstanding.

Derivative Financial Instruments

As disclosed in Note 10 of the Company’s financial statements, the Company allocated part of the proceeds of its IPO of the Company’s units consisting of common stock and warrants to the Series B warrants issued in connection with the IPO. The valuations of the Series B warrants issued at the time of the initial closing of the IPO on November 14, 2018 and in the subsequent closing of the “greenshoe” on December 17, 2018 (collectively, the “Warrants”) were determined using Monte Carlo simulation models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the Warrants as a current liability due to certain provisions relating to price adjustments with regard to alternate cashless exercises, as well as the holders’ ability to exercise the warrants within twelve months of the reporting date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the warrant derivative should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the Monte Carlo simulation models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of the Company’s stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; number of warrants; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements, and the number of warrants is publicly reported in the Company’s filings with the SEC. The closing price of the Company’s stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, the Company determined the warrant derivative is most appropriately classified within Level 3 of the fair value hierarchy.

For the year ended December 31, 2018, the Company recorded pre-tax derivative instrument loss of $14,336,425. The resulting derivative instrument liabilities totaled $23,507,247 at December 31, 2018. By their terms, Management of the Company expects that the Warrants will either be exercised (likely pursuant to the further cashless exercise provision) or expire worthless. The Company calculated the fair value of the Warrants at four different points: (i) the portion issued on November 14, 2018,on both November 14, 2018 and December 31, 2018, and (ii) the portion issued on December 17, 2018, on both December 17, 2018 and December 31, 2018. The expected volatility, risk free interest rates and expected life are all set forth on the table below. The table below presents the Company’s liabilities arising from the Warrants measured at fair value on a recurring basis as of the dates set forth above, with the level in the fair value hierarchy within which those measurements fall.

Fair Value Measurements of Series B Warrants Using Significant Unobservable

Inputs (Level 3)

Dates Exercise Price	Stock Price	Term	Volatility	Risk Free Rate	No. of Warrants	FV of Warrant
11/14/2018 $5.00	$5.000	1.000	35%	2.71%	5,979,070	$8,190,447
12/17/2018 $3.77	$1.270	0.500	35%	2.54%	400,500	$980,375
12/31/2018 $5.00	$1.170	0.869	40%	2.61%	5,979,070	$22,505,397
12/31/2018 $3.77	$1.170	0.461	40%	2.54%	400,500	$1,001,850

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase One Hundred and Twenty-Five Thousand (125,000) shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $10.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2017, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $112,215 for each of the years ended December 31, 2018 and 2017, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.60 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of December 31, 2018, the unrecognized compensation expense was $224,431 which will be recognized as compensation expense over two (2) years.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). This 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 1,000,000 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). No employee will be eligible to receive more than 200,000 shares of common stock in any calendar year under the 2018 Plan pursuant to the grant of awards. On September 12, 2018, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under this Plan from 1,000,000 shares to 2,000,000 shares. On September 14, 2018, 1,000,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The Company recorded compensation expense of $402,027 for the year ended December 31, 2018. The key valuation assumptions used consist, in part, of the price of the Company’s common stock ranging in price from $3.90 to $4.29 at the issuance date; a risk-free interest rate ranging from 2.86% to 2.92%, and the expected volatility of the Company’s common stock ranging from of 29.8% to 31.1% (estimated based on the common stock of comparable public entities). As of December 31, 2018, the unrecognized compensation expense was $839,390 which will be recognized as compensation expense over 3.71 years.

NOTE 11: INCOME TAX

Income tax expense for the years ended December 31, 2018 and 2017 is summarized as follows.

	December 31, 2018	December 31, 2017
Deferred:
Federal	$(2,720,081)	$(700,557)
State	(904,569)	(327,051)
Change in valuation allowance	3,624,650	1,027,608
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2018	December 31, 2017
Book income (loss)	21.00%	34.00%
State taxes	6.98%	5.83%
Change in the fair value of warrant derivative	-14.51%	-
Other permanent items	-0.36%	-2.25%
Enactment of Tax Cuts and Jobs Act	0.00%	-20.29%
Valuation allowance	-13.11%	-17.30%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforward	$6,357,768	$2,874,380
Other	225,935	84,673
Total gross deferred tax assets	6,583,703	2,959,053
Less: valuation allowance	(6,583,703)	(2,959,053)
Net deferred tax assets	$-	$-

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and reduced the U. S. federal corporate income tax rate to 21.00% effective January 1, 2018. As such the Company recorded a decrease in deferred tax assets and valuation allowance of $1,205,334 during the year ended December 31, 2017.

The staff of the US Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted. The Company has completed the required analysis and accounting for substantially all the effects of the TCJA’s enactment and have made a reasonable estimate as to the other effects and have reflected the measurement and accounting of the effects in the 2017 financial statements. In accordance with SAB 118, adjustments, if any, to any provisional amounts will be recorded in 2018. The Company did not identify any effects related to the TCJA for which they were not able to either complete the required analysis or make a reasonable estimate. The Company has completed the assessment of the income tax effect of the Tax Act and there were no adjustments recorded to the provisional amounts.

Section 382 of the Internal Revenue Code (“Section 382”), imposes limitations on a corporation’s ability to utilize its Net Operating Losses ( “NOLs”), if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate. The Company has not completed a Section 382 study at this time; however, should a study be completed certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization.

At December 31, 2018 and 2017, the Company had net operating losses of approximately $22,500,000 and $11,500,000, respectively, for U.S. federal and California income tax purposes available to offset future taxable income, expiring on various dates through 2037. Federal losses generated in 2018 and onward do not expire. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $3,624,650 and $1,027,608, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company is no longer subject to the U.S. federal and state income tax examination to the extent they are carried forward and impact a year that is open to examination by the authorities.

NOTE 12: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the years ended December 31, 2018 and 2017, respectively, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company (Note 3).

Concentration of Customers

The Company sold its products to four customers that accounted for approximately 74% and 78% of the total revenues for the years ended December 31, 2018 and 2017, respectively. The same four customers accounted for 69% and 79% of the total accounts receivable balance due to the Company at December 31, 2018 and 2017, respectively.

Concentration of Suppliers

The Company purchased products from four vendors for the year ended December 31, 2018 that accounted for approximately 78% of its total cost of goods sold.

The Company purchased products from three vendors for the years ended December 31, 2017 that accounted for approximately 86% of its total cost of goods sold.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2018. The Company’s bank balances exceeded FDIC insured amounts at times during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company’s bank balance exceeded the FDIC insured amounts by $5,209,884 and $0, respectively.

Geographic Concentration

Geographical distribution of net revenue consisted of the following for the years ended December 31, 2018 and 2017, respectively, as follows:

	Year Ended December 31,
COUNTRIES	2018	2017
Australia	$1,806,335	$2,337,393
Belgium	197,335	-
Canada	688,920	574,719
Germany	19,002	-
Japan	-	2,970
New Zealand	-	81,375
Russia	112,102	-
South Korea	851,270	476,004
Sweden	2,311	-
United Kingdom	719,301	829,432
United States of America	10,893,824	9,899,943
Total Net Revenue	$15,289,400	$14,201,836

NOTE 13: SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 29, 2019, the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2018, and events which occurred subsequent to December 31, 2018 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements, except for the following:

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock for total gross proceeds of $2,332,638 to the Company. The two investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $3.77, and the warrants are not exercisable until the six-month anniversary of the date of issuance thereof.

On February 15, 2019, the Company received cash proceeds of $16,817 from three placement agent warrant holders upon their exercise of warrants to purchase 4,004 Class A Units.

As of March 27, 2019, the holders of 1,708,751 Series B Warrants exercised their rights to convert them into 3,629,045 shares of common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report.

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

As of December 31, 2018, we did not maintain effective controls over the control environment, including our internal control over financial reporting due to the following material weaknesses. Because we are a small company with only two full time employees in our finance department, we lacked the ability to have adequate segregation of duties in the financial statement preparation process. In addition, lack of adequate review resulted in audit adjustments. Further, the Company did not maintain adequate documentation for review and approval of matters impacting financial reporting. Lastly, until November 14, 2018, our Board of Directors did not have any independent members or a director who qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, there was no independent oversight until the last half of the fourth quarter of our 2018 fiscal year.

Plan for Remediation of Material Weaknesses

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

In November 2018, we consummated our initial public offering, and are now completing our first full quarter as a fully reporting company. We continue to work with our structure in which we have a chief financial officer and will have a full time controller, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. With material, complex and non-routine transactions, management continues to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions and assure proper reporting. The remediation steps taken are subject to the Audit Committee oversight. While management believes there have been significant improvements of internal controls over financial reporting during the year ended December 31, 2018, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties which existed as of December 31, 2018, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management, together with the Audit Committee, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the 2018 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Except for the information about our Code of Ethics below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”). The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

We maintain a Code of Business Conduct and Ethics (Code) that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including our independent directors, who are not employees of the Company, with regard to their ToughBuilt-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code. The full text of our Code is published on our web site at www.toughbuilt.com and is incorporated by reference herein. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on our web site. Except as expressly stated herein, the information contained on our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Item 11. Executive Compensation.

The information required for this Item is incorporated by reference from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required for this Item is incorporated by reference from our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this Item is incorporated by reference from our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required for this Item is incorporated by reference from our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements: The following Financial Statements and Supplementary Data of ToughBuilt and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

Balance Sheets at December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018 and 2017

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017

Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Financial Statements

2. Exhibits :

Exhibit No.	Description
1.1	Form of Underwriting Agreement ******
3.1	Composite copy of Articles of Incorporation, as amended**
3.2	Bylaws**
3.3	Certificate of Designation of Class B Convertible Preferred Stock**
3.4	Certificate of Change Pursuant to NRS 78.209****
3.5	Form of Series C Convertible Zero Coupon Preferred Stock***** **
4.1	Form of Subscription Agreement dated January 25, 2016**
4.2	Form of Class A Warrant dated January 25, 2016**
4.3	Form of Subscription Agreement dated October 17, 2016**
4.4	Form of Class B Warrant dated October 17, 2016**
4.5	Form of Securities Purchase Agreement dated October 17, 2016**
4.6	Form of Debenture dated October 17, 2016**
4.7	2016 Equity Incentive Plan**

4.8	Form of Joseph Gunnar Warrant**
4.9	Form of Placement Agency Warrant**
4.10	Form of Series A Warrant and Form of Series B Warrant *****
4.11	2018 Equity Incentive Plan**
4.12	Form of Amended and Restated Debenture****
4.13	Securities Amendment Agreement****
4.14	Form of Securities Amendment Agreement and Waiver***** **
5.1	Opinion of Wexler, Burkhart, Hirschberg & Unger, LLP *****
10.1	Service Agreement with Belegal Industrial Co., Ltd., dated August 19, 2013**
10.2	Form of Security Agreement dated October 17, 2016**
10.3	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Michael Panosian**
10.4	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Zareh Khachatoorian**
10.5	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Manu Ohri**
10.6	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Josh Keeler**
10.7	Project Statement of Work dated as of October 18, 2016 by and between ToughBuilt Industries, Inc. and Hon Hai Precision Ind. Co., Ltd. (“Foxconn”)******
10.8	Form of Lock Up Agreement for Offering**
10.9	Form of Warrant Agency Agreement***
14.1	Code of Ethics**
23.2	Consent of Wexler, Burkhart, Hirschberg & Unger, LLP (included in Exhibit 5.1)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter**
99.2	Compensation Committee Charter**
99.3	Nominating and Corporate Governance Committee Charter**
99.4	Whistleblower Policy**
99.5	Consents of New Independent Directors**

*	Confidential treatment is being sought for this agreement, which is being filed separately with the SEC. The confidential portions of this Exhibit have been omitted and are marked by an asterisk. Previously filed with Amendment No. 4 to Registration Statement on Form S-1 filed on October 10, 2018.
**	Previously filed.
***	Filed with Amendment No. 1 to Registration Statement on Form S-1 dated July 19, 2018.
****	Filed with Amendment No. 2 to Registration Statement on Form S-1 dated September 17, 2018.
*****	Filed with the Company’s Form S-1/A filed with the SEC on November 5, 2018 and incorporated herein by reference.
******	Filed with Amendment No. 4 to Registration Statement on Form S-1 filed on October 10, 2018.
*******	Filed with Amendment No. 5 to Registration Statement on Form S-1 filed on October 22, 2018.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUGHBUILT INDUSTRIES, INC.

/s/ Michael Panosian
Michael Panosian
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Panosian	Chairman and Chief Executive Officer	March 29, 2019
Michael Panosian	(Principal Executive Officer)

/s/ Manu Ohri	Chief Financial Officer and Director	March 29, 2019
Manu Ohri	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Faught	Director	March 29, 2019
Robert Faught

/s/ Frederick D. Furry	Director	March 29, 2019
Frederick D. Furry

/s/ Paul Galvin	Director	March 29, 2019
Paul Galvin

