Form 10-Q
period 2019-03-31
Toughbuilt Industries, Inc
filed 2019-05-13
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock	TBLT	NASDAQ CAPITAL MARKET
Class A Units	TBLTU	NASDAQ CAPITAL MARKET
Series A Warrants	TBLTW	NASDAQ CAPITAL MARKET

As of May 10, 2019, the registrant had 18,040,156 shares of common stock, $0.0001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Current Assets
Cash	$2,446,029	$5,459,884
Accounts receivable	2,010,989	985,854
Factor receivables, net of allowance for sales discounts of $13,000 at March 31, 2019 and December 31, 2018, respectively	1,548,567	1,542,835
Inventory	1,713,906	379,915
Prepaid assets	390,237	222,000
Total Current Assets	8,109,728	8,590,488

Property and equipment, net	303,847	224,196
Security deposit	36,014	36,014
Total Assets	$8,449,589	$8,850,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,160,127	$1,962,901
Accrued liabilities	203,234	717,453
Accrued payroll taxes	30,425	150,559
Other current liabilities	104,340	167,333
Loan payable - Factor	1,206,069	1,304,512
Warrant derivative	15,273,579	23,507,247
Total Current Liabilities	18,977,774	27,810,005

Total Liabilities	18,977,774	27,810,005

Commitments and contingencies (Note 5)

Stockholders’ Deficit
Common stock, $0.0001 par value, 100,000,000 shares authorized, 14,436,978 shares and 9,870,873 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,443	987
Additional paid in capital	28,082,560	20,152,107
Accumulated deficit	(38,612,188)	(39,112,401)
Total Stockholders’ Deficit	(10,528,185)	(18,959,307)

Total Liabilities and Stockholders’ Deficit	$8,449,589	$8,850,698

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Revenues, Net of Allowances
Metal goods	$1,641,272	$2,101,980
Soft goods	3,381,199	1,826,145
Total Revenues, Net of Allowances	5,022,471	3,928,125

Cost of Goods Sold
Metal goods	1,293,671	1,628,577
Soft goods	2,551,086	1,334,114
Total Cost of Goods Sold	3,844,757	2,962,691

Gross Profit	1,177,714	965,434

Operating Expenses
Selling, general and administrative	2,729,542	1,329,065
Research and development	463,595	385,417
Total Operating Expenses	3,193,137	1,714,482

Operating Loss	(2,015,423)	(749,048)

Other Income (Expense)
Change in fair value of warrant derivative	2,597,899	-
Interest expense	(82,263)	(663,638)
Total Other Income (Expense)	2,515,636	(663,638)

Net Income (Loss) Before Income Tax	500,213	(1,412,686)

Income tax	-	-

Net Income (Loss)	$500,213	$(1,412,686)

Basic and Diluted Net Loss Per Share Attributed to Common Stockholders (Note 2):
Basic net loss per common share	$(0.14)	$(0.38)
Basic weighted average common shares outstanding	11,693,381	3,679,500

Diluted Net Loss per Common Share	$(0.25)	$(0.38)
Diluted weighted average common shares outstanding	16,718,998	3,679,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance - January 1, 2018	3,679,500	$368	$1,711,197	$(11,460,989)	$(9,749,424)

Stock based compensation expense	-	-	28,054	-	28,054
Issuance of warrants to third parties for capital raise	-	-	304,395	-	304,395
Net loss	-	-	-	(1,412,686)	(1,412,686)
Balance - March 31, 2018	3,679,500	$368	$2,043,646	$(12,873,675)	$(10,829,661)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance - January 1, 2019	9,870,873	$987	$20,152,107	$(39,112,401)	$(18,959,307)

Issuance of common stock upon exercise of Series A Warrants, net of cost	424,116	42	2,172,638	-	2,172,680

Issuance of common stock as inducement to exercise Series A Warrants	508,940	51	(51)	-	-

Issuance of common stock upon exercise of Placement Agent Warrants	4,004	-	16,818	-	16,818

Stock based compensation expense	-	-	105,642	-	105,642

Issuance of common stock upon exercise of Series B warrants	3,629,045	363	5,635,406	-	5,635,769

Net income	-	-	-	500,213	500,213

Balance - March 31, 2019	14,436,978	$1,443	$28,082,560	$(38,612,188)	$(10,528,185)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$500,213	$(1,412,686)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	36,297	31,008
Amortization of original issue discount and debt issuance cost	-	410,862
Change in fair value of warrant derivative	(2,597,899)	-
Stock-based compensation expense	105,642	28,054
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,025,135)	(665,886)
(Increase) in factor receivables	(5,732)	(173,023)
(Increase) in inventory	(1,333,991)	(183,945)
(Increase) decrease in prepaid assets	(168,237)	10,000
Decrease in security deposits	-	8,553
Increase in accounts payable	197,226	635,719
(Decrease) increase in accrued payroll taxes	(120,134)	174,996
(Decrease) in other current liabilities	(62,993)	(32,524)
(Decrease) increase in accrued liabilities	(514,219)	138,408
Net cash used in operating activities	(4,988,962)	(1,030,464)

Cash Flows from Investing Activities:
Cash paid for purchase of property and equipment	(115,948)	-
Net cash used in investing activities	(115,948)	-

Cash Flows from Financing Activities:
Proceeds from exercise of Series A Warrants, net of costs	2,172,680	-
Proceeds from sale of convertible preferred stock, net of costs	-	613,200
Cash payment for debt modification	-	(25,000)
Proceeds from exercise of placement agent warrants	16,818	-
Cash (payments of) proceeds from loans payable	(98,443)	405,880
Net cash provided by financing activities	2,091,055	994,080

Net decrease in cash	(3,013,855)	(36,384)

Cash, beginning of the period	5,459,884	44,348

Cash, end of the period	$2,446,029	$7,964

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Issuance of convertible preferred stock as debt issuance cost	$-	$404,524
Issuance of warrants as compensation for capital raise	$-	$14,495
Conversion of Series B Warrants into common stock	$5,635,769	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to the Condensed Financial Statements

March 31, 2019 and 2018

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 should be read in conjunction with the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities Exchange Commission (“SEC”) on March 29, 2019 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc. On December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

Nature of Operations

In these notes, the terms “us”, “we”, “it”, “its”, “ToughBuilt”, the “Company” or “our” refer to ToughBuilt Industries, Inc.

The Company designs and distributes what it believes to be innovative and superior quality tools and accessories to the home improvement community and the building industry. The Company aspires to augment brand loyalty in part from the enlightened creativity of its end users throughout the global tool market industry. The Company holds exclusive licenses to develop, manufacture, market and distribute various home improvement and construction product lines for both Do-it-Yourself (“DIY”) and professional trade markets under the TOUGHBUILT® brand name.

TOUGHBUILT distributes products in the following categories, all designed and engineered in the United States and manufactured by third party vendors in China:

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

On January 24, 2019, the Company entered into exchange agreements with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock, for total cash proceeds to the Company of $2,172,680, net of costs of $159,958. Those investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $3.67, and the warrants are not exercisable until the six-month anniversary of the date of issuance thereof (see Note 6).

Liquidity

The Company has incurred approximately $2.02 million of operating loss and approximately $4.99 million of cash outflow from operations during the quarter ended March 31, 2019. As of March 31, 2019, the Company’s principal sources of liquidity consisted of approximately $2.45 million in cash, future cash generated from operations and future financing activities. The Company believes its current cash balances coupled with anticipated cash flow from operating and financing activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying interim condensed financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying interim condensed financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. Management is also focused on entering into asset backed borrowing facilities and raising capital in the near future. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company will have sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying interim condensed financial statements.

Basis of Presentation

These interim condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2019 and 2018; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at March 31, 2019 and December 31, 2018.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At March 31, 2019 and December 31, 2018, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Loan payable - factor”, on its balance sheet. The Company recorded a sales discount of $13,000 at March 31, 2019 and December 31, 2018.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At March 31, 2019 and 2018, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended March 31, 2019 and 2018, respectively.

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

The fair value of the Company’s warrant derivative recorded in the Company’s financial statements was determined using the Monte Carlo simulation valuation methodology and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the warrants, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

Three Months Ended
March 31, 2019
Risk-free interest rate	2.41% - 2.43%
Contractual term (year)	0.62
Expected volatility	40%

Level 3 Fair Value Sensitivity

Warrant derivative

From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

The fair value of the warrant derivative includes the estimated volatility and risk-free rate. The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt conversion feature liability.

The table below provides a reconciliation of the beginning and ending balances for the warrant derivative which is measured at fair value using significant unobservable inputs (Level 3):

Balance, December 31, 2018	$23,507,247
Series B Warrants exercised during the three months ended March 31, 2019	(5,635,769)
Change in the fair value of warrant derivative	(2,597,899)
Balance, March 31, 2019	$15,273,579

Revenue Recognition

The Company recognizes revenues when product is delivered to the customer, and the ownership is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification (“ASC”) 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. See Note 7 for further information on revenue recognition.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of Class A and B warrants, Series A and B warrants, convertible preferred stock and convertible debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Net loss computation of basic and diluted net loss per common share:
Net income (loss)	$500,213	$(1,412,686)
Less: Common stock deemed dividend (inducement cost)	(2,137,190)	-
Net loss attributable to common stockholders	$(1,636,977)	$(1,412,686)

Basic and diluted net loss per share:
Basic net loss per common share	$(0.14)	$(0.38)
Basic weighted average common shares outstanding	11,693,381	3,679,500

Diluted net loss per common share	$(0.25)	$(0.38)
Diluted weighted average common shares outstanding	16,718,998	3,679,500

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Common stock warrants	11,360,264	291,359
Stock options exercisable to common stock	1,125,000	125,000
Shares issuable upon conversion of debt	-	642,794
Shares issuable upon conversion of preferred stock	-	342,875
Total potentially dilutive securities	12,485,264	1,402,028

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on its financial statements.

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

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at March 31, 2019 and December 31, 2018 have been treated as a loan payable to third party in the accompanying balance sheets and were $1,206,069 and $1,304,512, respectively. The total sales factored, net of allowances for sales returns, discounts and rebates, for the three months ended March 31, 2019 and 2018 were $1,143,934 and $2,022,808, respectively. Factor fees for the three months ended March 31, 2019 and 2018, totaled $82,263 and $92,569, respectively, and were included in interest expense. Total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000 as of March 31, 2019 and December 31, 2018, respectively, were $1,548,567 and $1,542,835, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

Description	March 31, 2019	December 31, 2018
	(Unaudited)
Computer equipment	$157,310	$88,615
Furniture and office equipment	184,208	136,955
Leasehold improvements	37,899	37,899
Tooling and molds	249,690	249,690
Website design	9,850	9,850
	638,957	523,009
Less: accumulated depreciation	(335,110)	(298,813)
Property and Equipment, net	$303,847	$224,196

Depreciation expense for the three months ended March 31, 2019 and 2018, was $36,297 and $31,008, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Amount
2019 (last 9 months)	$131,525
2020	180,993
2021	187,327
2022	15,655
Total	$515,500

The Company recorded rent expense of $62,945 and $40,482 for the three months ended March 31, 2019 and 2018, respectively.

Other Commitments

On August 30, 2018, the Company entered into an agreement with a customer to pay a slotting allowance of $1,000,000 payable in three annual installments of $333,334 on March 1, 2019, $333,333 on March 1, 2020 and $333,333 on March 1, 2021.

Future minimum other commitments of the Company are as follows:

For the years ending December 31,	Amount
2019 (last 9 months)	$-
2020	333,333
2021	333,333
Total	$666,666

The Company recorded a slotting expense of $83,333 and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

On April 25, 2018, the Company and Mr. Panosian filed a motion to have the April 12, 2018 default judgment on Plaintiff’s Complaint, the February 13, 2018 defaults, and April 14, 2017 Order for terminating sanctions striking Defendants’ Answer set aside on the basis of their former attorney’s declaration that his negligence resulted in the default judgment, default, and terminating sanctions being entered against the Company and Mr. Panosian. The motion was denied. On September 13, 2018, the Company and Panosian satisfied the Judgments by the Company making a payment of $252,950 (which included $10,303 post judgment interest) to Minassian and by Mr. Panosian issuing him shares reflecting a 7% ownership stake in the Company. On October 18, 2018, the Company and Mr. Panosian filed a Notice of Appeal from the Order denying their motion for relief from the default judgment. The appeal is still pending.

The Company has recorded litigation expense of $12,063 and $0 for the three months ended March 31, 2019 and 2018, respectively.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 6: STOCKHOLDERS’ DEFICIT

At March 31, 2019, the Company had 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized, both with a par value of $0.0001 per share.

On September 13, 2018, the Company effectuated a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock, preferred stock, warrants and options (collectively the “Equity Instruments”). As a result of the Reverse Split, each two units of Equity Instruments issued and outstanding prior to the Reverse Split were converted into one unit of Equity Instrument.

Common Stock and Class A Units

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock for cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. The Company recognized an inducement cost of $2,137,190 and $0 for the Series A Warrants conversion for the three months ended March 31, 2019 and 2018, respectively, as an offset against stockholders’ equity. The inducement cost was calculated as being the difference between the fair value of equity instruments surrendered versus equity instruments issued pursuant to the terms of the exchange agreement.

On February 14, 2019, the Company received cash proceeds of $16,818 from three placement agent warrant holders upon their exercise of 1,402 placement agent warrants to purchase 4,004 Class A Units.

For the three months ended March 31, 2019, the holders of 1,708,751 Series B Warrants exercised their rights to convert Series B Warrants into 3,629,045 shares of common stock valued at their fair value of $5,635,769.

As of March 31, 2019 and December 31, 2018, the Company had 14,436,978 and 9,870,873 shares of common stock issued and outstanding, respectively.

Warrants

Placement Agent Warrants

The Company has issued warrants to the placement agents to purchase one share of its common stock at an exercise price of $12.00 per share. The warrants issued in its October 2016 Private Placement shall expire on October 17, 2021, and the warrants issued in its March 2018 Private Placement, May 2018 Private Placement and August 2018 Financing shall expire on September 4, 2023. The exercise price and number of shares of common stock or other securities issuable on exercise of such warrants are subject to customary adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. On February 14, 2019, the Company received cash proceeds of $16,818 from three placement agent warrant holders upon their exercise of 1,402 warrants to purchase 4,004 Class A Units.

As of March 31, 2019 and December 31, 2018, 44,373 warrants and 45,775 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the three months ended March 31, 2019. Class B Warrants have an exercise price of $12.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of March 31, 2019 and December 31, 2018, the Company had 265,500 Class B Warrants issued and outstanding.

Series A Warrants and Series B Warrants

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock for total cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $3.67, and the warrants are not exercisable until July 24, 2019, the six-month anniversary of the date of issuance.

For the three months ended March 31, 2019, the holders of 1,708,751 Series B Warrants exercised their rights to convert Series B Warrants into 3,629,045 shares of common stock valued at their fair value of $5,635,769.

As of March 31, 2019 and December 31, 2018, the Company had 6,379,571 Series A Warrants issued and outstanding.

As of March 31, 2019 and December 31, 2018, the Company had 4,670,820 and 6,379,571 Series B Warrants issued and outstanding, respectively.

Derivative Financial Instruments

As disclosed elsewhere in these interim condensed financial statements, the Company allocated part of the proceeds of its IPO of the Company’s units consisting of common stock and warrants to the Series B warrants issued in connection with the IPO. The valuations of the Series B warrants issued at the time of the initial closing of the IPO on November 14, 2018 and in the subsequent closing of the “greenshoe” on December 17, 2018 (collectively, the “Warrants”) were determined using Monte Carlo simulation models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the Warrants as a current liability due to certain provisions relating to price adjustments with regard to alternate cashless exercises, as well as the holders’ ability to exercise the warrants within twelve months of the reporting date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the warrant derivative should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the Monte Carlo simulation models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of the Company’s stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; number of warrants; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements, and the number of warrants is publicly reported in the Company’s filings with the SEC. The closing price of the Company’s stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, the Company determined the warrant derivative is most appropriately classified within Level 3 of the fair value hierarchy.

For the three months ended March 31, 2019, the Company recorded pre-tax derivative instrument gain of $2,597,899. The resulting derivative instrument liabilities totaled $15,273,579 at March 31, 2019. By their terms, management of the Company expects that the Warrants will either be exercised (likely pursuant to the further cashless exercise provision) or expire worthless. The Company measured the warrant derivative between December 31, 2018 and March 31, 2019, respectively, by calculating the fair value of the Warrants at December 31, 2018, February 28, 2019 and March 31, 2019. The expected volatility, risk free interest rates and expected life are all set forth on the table below. The table below presents the Company’s liabilities arising from the Warrants measured at fair value on a recurring basis as of the dates set forth above, with the level in the fair value hierarchy within which those measurements fall.

Fair Value Measurements of Series B Warrants Using Significant Unobservable

Inputs (Level 3)

Dates/Exercise Price	Stock Price	Term	Volatility	Risk Free Rate	No. of Warrants	FV of Warrant

12/31/2018 $5.00	$1.170	0.461 - 0.869	40%	2.54% - 2.61%	6,379,571	$23,507,247

2/28/2019 $5.00	$1.680	0.710 – 0.800	40%	2.52%	5,416,503	$17,982,790

3/31/2019 $5.00	$1.730	0.619	40%	2.41% - 2.43%	4,670,820	$15,273,579

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

As of December 31, 2017, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $28,054 for each of the three months ended March 31, 2019 and 2018, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.60 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of March 31, 2019, the unrecognized compensation expense was $196,377 which will be recognized as compensation expense over 1.75 years.

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

The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The Company recorded compensation expense of $77,588 for the three months ended March 31, 2019. The key valuation assumptions used consist, in part, of the price of the Company’s common stock ranging in price from $3.90 to $4.29 at the issuance date; a risk-free interest rate ranging from 2.86% to 2.92%, and the expected volatility of the Company’s common stock ranging from of 29.8% to 31.1% (estimated based on the common stock of comparable public entities). As of March 31, 2019, the unrecognized compensation expense was $761,802 which will be recognized as compensation expense over 3.46 years.

NOTE 7: REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS AND ALLOWANCES

The Company’s contracts with customers only include one performance obligation (i.e., sale of the Company’s products). Revenue is recognized in the gross amount at a point in time when delivery is completed and control of the promised goods is transferred to the customers. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for those goods. The Company’s contracts do not involve financing elements as payment terms with customers are less than one year. Further, because revenue is recognized at the point in time goods are sold to customers, there are no contract assets or contract liability balances. The Company does not disclose remaining performance obligations related to contracts with durations of one year or less as allowed by the practical expedient applicable to such contracts.

The Company disaggregates its revenues by major geographic region. See Note 8, Concentrations, Geographic Data, and Sales by Major Customers, for further information.

The Company offers various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, the Company occasionally grants discretionary credits to facilitate markdowns and sales of slow-moving merchandise, and consequently accrues an allowance based on historic credits and management estimates. Further, the Company allows sales returns, consequently records a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as the Company has sufficient history on the related estimates and does not believe there is a risk of significant revenue reversal.

The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these allowances range from 2% to 5% of gross sales and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. These cooperative advertising arrangements provide a distinct benefit and fair value, and are accounted for as direct selling expenses.

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore, the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred.

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

The Company’s reserve for sales returns and allowances amounted to $13,000 as of March 31, 2019, compared to $13,000 as of December 31, 2018.

NOTE 8: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the quarters ended March 31, 2019 and 2018, respectively, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company (Note 3).

Concentration of Customers

The Company has two customers that accounted for approximately 51% and 22% of the total revenues for the three months ended March 31, 2019. The same two customers accounted for 36% and 44% of the total accounts receivable balance due to the Company at March 31, 2019.

The Company sold its products to three customers that accounted for approximately 37%, 18% and 16% of the total revenue for the three months ended March 31, 2018. The same three customers accounted for 66%, 16% and 12% of the total accounts receivable balance due to the Company at March 31, 2018.

Concentration of Suppliers

The Company purchased products from four vendors for the three months ended March 31, 2019 that accounted for approximately 28%, 22%, 19% and 17% of its total purchases.

The Company purchased products from two vendors for the three months ended March 31, 2018 that accounted for approximately 55% and 37% of its total purchases.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2019. The Company’s bank balances exceeded FDIC insured amounts at times during the three months ended March 31, 2019. The Company’s bank balance exceeded the FDIC insured amounts during the three months ended as of March 31, 2019.

Geographic Concentration

Geographical distribution of net revenue consisted of the following for the quarters ended March 31, 2019 and 2018, respectively, as follows:

	Three Months Ended March 31,
COUNTRIES	2019	2018
Australia	$-	$301,687
Belgium	84,506	-
Canada	79,655	97,138
New Zealand	-	26,267
Russia	64,833	-
South Korea	278,530	207,882
Sweden	-	2,311
United Kingdom	637,545	127,495
United States of America	3,877,402	3,165,345
Total Net Revenue	$5,022,471	$3,928,125

NOTE 9: SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 13, 2019, the date which the condensed financial statements were issued noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosures.

On April 11, 2019, an investor exchanged its Series A Warrant to purchase up to 1,189,560 shares of common stock of the Company and a Series B Warrant to purchase up to 1,005,760 shares of common stock, which Series B Warrants are subject to certain anti-dilution provisions embedded in such Series B Warrants for 4,268 shares of Company’s Series C Convertible Preferred Stock having the rights, preferences and privileges set forth in the Certificate of Designation, filed by the Company with the Secretary of State of Nevada. The shares of Series C Convertible Preferred Stock are convertible into 4,268,000 shares of the Company’s common stock, and rights to convert into common stock are subject to limitations on ownership at any one time of Company common stock up to 9.9% of the issued and outstanding shares of common stock of the Company; otherwise, the Series C Convertible Preferred Stock has no rights not awarded to holders of common stock of the Company.

On April 16, 2019, the Company formed a wholly-owned subsidiary named ToughBuilt Technologies, Inc. dedicated to the continued advancement, production and marketing of Company’s mobile solutions.

As of May 10, 2019, the holders of 1,113,875 Series B Warrants exercised their rights to convert them into 3,603,178 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed unaudited financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our condensed unaudited financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All share and per share numbers have been retroactively adjusted to reflect the 1-for-2 reverse stock split effected on September 13, 2018.

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

ToughBuilt’s current product line includes two major categories related to this field, with several additional categories in various stages of development, consisting of Soft Goods & Kneepads and Sawhorses & Work Products.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenues

Revenues for the three months ended March 31, 2019 and 2018 were $5,022,471 and $3,928,125, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2019 over 2018 by $1,094,346, or 27.9%, primarily due to wide acceptance of our products in the tools industry, receipt of recurring sales orders for metal goods and soft goods from our existing customers and new customers, and introduction and sale of new soft goods products to our customers.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2019 and 2018 was $3,844,757 and $2,962,691, respectively. Cost of goods sold increased in 2019 over 2018 by $882,066 or 29.8%, primarily due to the increase in revenues, increase in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2019 was 76.6% as compared to cost of goods sold as a percentage of revenues in 2018 of 75.4%. We expect to reverse the trend and reduce our cost of goods sold as a percentage of revenue as we achieve operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended March 31, 2019 and 2018 were $2,729,542 and $1,329,065, respectively. SG&A Expenses increased in 2019 over 2018 by $1,400,477 or 105.4%, primarily due to hiring additional employees, independent contractors and consultants to grow our existing business and continue our expansion. SG&A expense in 2019 as a percentage of revenues was 54.3% as compared to SG&A expense in 2018 as a percentage of revenues was 33.8%. We expect our SG&A expense will continue to increase as the Company plans to recruit additional sales and operational staff, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Research and development costs (the “R&D”) for the three months ended March 31, 2019 and 2018 were $463,595 and $385,417, respectively. R&D costs increased in 2019 over 2018 by $78,178 or 20.3%, primarily due to the costs incurred in developing new tools, a ruggedized mobile device, software applications to run on the mobile device related to construction industry, and stock-based compensation expense and bonuses to R&D management team. We expect R&D costs to continue to increase as the Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the three months ended March 31, 2019 and 2018, respectively, consisted of change in the fair value of warrant derivative and interest expense. On January 24, 2019, the Company entered into an exchange agreement and induced two institutional investors to exercise their Series A Warrants to purchase common stock of the Company. The Company recognized an inducement cost of $2,137,190 and $0 for the Series A Warrants conversion for the three months ended March 31, 2019 and 2018, respectively, as an offset against stockholders’ equity. The inducement cost was calculated as being the difference between the fair value of equity instruments surrendered versus equity instruments issued pursuant to the terms of the exchange agreement. The Company also recorded a gain of $2,597,899 and $0, for the three months ended March 31, 2019 and 2018, respectively, attributed to the change in the fair value associated with our Series B warrant derivative. The Company recorded financing fees as interest expense totaling $82,263 and $92,659 incurred for the purchase orders financed by the factoring company for the three months ended March 31, 2019 and 2018, respectively. Interest expense for the three months ended March 31, 2018 also included amortization of debt discount upon issuance of 126,000 Class B convertible preferred shares to debenture holders to modify the principal balance of note payable totaling $420,725 and recording interest expense of $150,254 on the convertible debenture.

Net Income

Due to factors set forth above, we recorded net income of $500,213 for the three months ended March 31, 2019 as compared to a net loss of $1,412,686 for the three months ended March 31, 2018.

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

On January 24, 2019, the Company entered into exchange agreements with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock, for total cash proceeds to the Company of $2,172,680 net of costs of $159,958. Those investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $3.67, and the warrants are not exercisable until the six-month anniversary of the date of issuance thereof.

Although our sales increased by 27.9% during the three months ended March 31, 2019 compared to the same period in 2018, we are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

We had $2,446,029 in cash at March 31, 2019 as compared to $5,459,884 at December 31, 2018.

As of March 31, 2019, the Company’s principal sources of liquidity consisted of approximately $2.45 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying interim condensed financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying interim condensed financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying condensed unaudited financial statements.

CASH FLOWS

Net cash flows used in operating activities for the three months ended March 31, 2019 was $4,988,962, attributable to a net income of $500,213, offset by depreciation expense of $36,297, change in the fair value of warrant derivative of $2,597,899, stock-based compensation expense of $105,642, and net increase in operating assets of $2,533,095, and net decrease in operating liabilities of $500,120. Net cash flows used in operating activities for the three months ended March 31, 2018 was $1,030,464, attributable to net loss of $1,412,686, offset by depreciation expense of $31,008, amortization of original issuance of debt discount and debt issuance cost of $410,862, stock-based compensation expense of $28,054, and net increase in operating assets of $1,004,301, and net increase in operating liabilities of $916,599.

Net cash used in investing activities for the three months ended March 31, 2019 was $115,948 attributed to the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2018 was $0.

Net cash provided by financing activities for the three months ended March 31, 2019 was $2,091,055, primarily attributable to the net cash proceeds of $2,172,680 received from the exercise of Series A Warrants, cash proceeds of $16,818 received from the exercise of placement agent warrants, and net cash payments of $98,443 of factor loans payable. Net cash provided by financing activities for the three months ended March 31, 2018 was $994,080, primarily due to cash received from sale of convertible preferred stock of $613,200, cash payment of $25,000 for debt modification, and cash proceeds of $405,880 received from loans payable to factor.

As a result of the activities described above, we recorded a net decrease in cash of $3,013,855 and $36,384 for the three months ended March 31, 2019 and 2018, respectively.

Recent Financings

Sale of Debenture

On January 16, 2018, the holders of the convertible debentures and the Company agreed to amend the terms of their securities purchase agreement originally executed in October 2016. We agreed to issue and deliver to (i) Hillair Capital an amended and restated debenture in the principal amount of $4,182,709 with an interest rate increased to 10% per annum and an additional 41,826 shares of Class B Convertible Preferred Stock, and to (ii) HSPL Holdings, LLC an amended and restated debenture in the principal amount of $2,117,501 with an interest rate increased to 10% per annum and an additional 21,174 shares of Class B Convertible Preferred Stock. The amended debentures are comprised of the original debentures principal balance and all accrued but unpaid interest as of the date of the amendment. The original redemption dates have been removed under the amendment, with the entire principal and accrued interest balances being due on September 1, 2018. On August 22, 2018, the holders of the convertible debentures originally issued in October 2016 and the Company agreed to further extend the maturity date of the debentures until October 15, 2018, and then, the earlier of the date of closing of the Company’s initial public offering and November 15, 2018, in exchange for consideration for issuance of 37,500 shares of the Company’s Class B Convertible Preferred Stock.

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

January 2019 Warrant Exchange

On January 24, 2019, the Company entered into exchange agreements with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock, for total cash proceeds to the Company of $2,172,680, net of costs of $159,958. Those investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $3.67, and the warrants are not exercisable until the six-month anniversary of the date of issuance thereof.

Off Balance Sheet Arrangements

None.

Seasonality

Our business is a seasonal business as a result of our China-based production. For the first calendar quarter, we are not able to ship our products from China due to the hiatus as a result of their New Year holidays. We make up the lost sales from the first calendar quarter in the subsequent quarters.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended March 31, 2019, included with this quarterly report.

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

As of March 31, 2019, we did not maintain effective controls over the control environment, including our internal control over financial reporting due to the following material weaknesses. Because we are a small company with only two full time employees in our finance department, we lacked the ability to have adequate segregation of duties in the financial statement preparation process. In addition, lack of adequate review resulted in audit adjustments. Further, the Company did not maintain adequate documentation for review and approval of matters impacting financial reporting. Lastly, until November 14, 2018, our Board of Directors did not have any independent members or a director who qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, there was no independent oversight until the last half of the fourth quarter of our 2018 fiscal year.

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

We have also acknowledged that as a result of our IPO and the complex financial instruments involved, we do not have adequate inhouse expertise or manpower to manage all aspects of financial reporting internally. As a result, we have determined to hire outside consultants to assist in this process as needed. In November 2018, we consummated our initial public offering, and are now completing our first full quarter as a fully reporting company. We continue to work with our structure in which we have a chief financial officer and will have a full time controller, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. With material, complex and non-routine transactions, management continues to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions and assure proper reporting. The remediation steps taken are subject to the Audit Committee oversight. While management believes there have been significant improvements of internal controls over financial reporting during the year ended December 31, 2018 and quarter ended March 31, 2019, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties which existed as of December 31, 2018 and March 31, 2019, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management, together with the Audit Committee, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On April 25, 2018, the Company and Mr. Panosian filed a motion to have the April 12, 2018 default judgment on Plaintiff’s Complaint, the February 13, 2018 defaults, and April 14, 2017 Order for terminating sanctions striking Defendants’ Answer set aside on the basis of their former attorney’s declaration that his negligence resulted in the default judgment, default, and terminating sanctions being entered against the Company and Mr. Panosian. The motion was denied on August 29, 2018 as a result of a court hearing held on August 3, 2018. On September 13, 2018, the Company and Mr. Panosian satisfied the Judgments by payment of $252,924.69 (which includes $10,303.48 post judgment interest) to Mr. Minassian and by issuing him shares reflecting a 7% ownership stake in the Company from management-owned shares. On October 18, 2018, the Company and Mr. Panosian filed a Notice of Appeal in the Superior Court of the State of California, Los Angeles County, with respect to the Order denying their motion for relief from the above-referenced judgment. The appeal is still pending.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2019 and subsequent thereto through the date of filing this report, we conducted the following transactions, all exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 24, 2019, the Company entered into exchange agreements with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock, for total cash proceeds to the Company of $2,172,680, net of costs of $159,958. Those investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $3.67, and the warrants are not exercisable until the six-month anniversary of the date of issuance thereof.

On April 11, 2019, an investor exchanged its Series A Warrant to purchase up to 1,189,560 shares of common stock of the Company and a Series B Warrant to purchase up to 1,005,760 shares of common stock, which Series B Warrants are subject to certain anti-dilution provisions embedded in such Series B Warrants for 4,268 shares of Company’s Series C Convertible Preferred Stock having the rights, preferences and privileges set forth in the Certificate of Designation, filed by the Company with the Secretary of State of Nevada. The shares of Series C Convertible Preferred Stock are convertible into 4,268,000 shares of the Company’s common stock, and rights to convert into common stock are subject to limitations on ownership at any one time of Company common stock up to 9.9% of the issued and outstanding shares of common stock of the Company; otherwise, the Series C Convertible Preferred Stock has no rights not awarded to holders of common stock of the Company.

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

TOUGHBUILT INDUSTRIES, INC.

Date: May 13, 2019	By:	/s/ Michael Panosian
MICHAEL PANOSIAN
CHIEF EXECUTIVE OFFICER AND CHAIRMAN
(Principal Executive Officer)

