Form 10-Q
period 2019-06-30
Toughbuilt Industries, Inc
filed 2019-08-19
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 16, 2019, the registrant had 25,663,763 shares of common stock, $0.0001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash	$1,023,913	$5,459,884
Accounts receivable, net	1,795,397	985,854
Factor receivables, net	1,391,840	1,542,835
Inventory	1,166,597	379,915
Prepaid assets	297,848	222,000
Total Current Assets	5,675,595	8,590,488

Property and equipment, net	398,839	224,196
Other assets	39,551	36,014
Total Assets	$6,113,985	$8,850,698
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,805,899	$1,962,901
Accrued expenses	403,192	927,569
Deferred revenue	74,111	107,776
Factor loan payable	1,085,530	1,304,512
Warrant derivative	1,757,408	23,507,247
Total Current Liabilities	5,126,140	27,810,005
Total Liabilities	5,126,140	27,810,005

Shareholders’ Equity (Deficit)
Series C Preferred Stock, $.0001 par value, 4,268 and 0 shares authorized, issued, and outstanding at June 30, 2019 and December 31, 2018, respectively. No liquidation preference.	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,186,931 and 9,870,873 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,319	987
Additional paid-in capital	39,590,292	20,152,107
Accumulated deficit	(38,604,766)	(39,112,401)
Total Shareholders’ Equity (Deficit)	987,845	(18,959,307)
Total Liabilities and Shareholders’ Equity (Deficit)	$6,113,985	$8,850,698

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net of allowances
Metal goods	$2,274,978	$1,756,860	$3,916,250	$3,858,840
Soft goods	2,479,362	2,780,494	5,860,561	4,606,639
Total revenues, net of allowances	4,754,340	4,537,354	9,776,811	8,465,479

Cost of Goods Sold
Metal goods	1,680,762	1,428,120	2,974,433	3,056,697
Soft goods	1,896,656	2,024,219	4,447,742	3,358,333
Total cost of goods sold	3,577,418	3,452,339	7,422,175	6,415,030

Gross profit	1,176,922	1,085,015	2,354,636	2,050,449

Operating expenses:
Selling, general and administrative expenses	2,528,461	1,414,755	5,258,003	2,743,820
Litigation expense	-	1,192,488	-	1,192,488
Research and development	666,448	470,007	1,130,043	855,424
Total operating expenses	3,194,909	3,077,250	6,388,046	4,791,732

Loss from operations	(2,017,987)	(1,992,235)	(4,033,410)	(2,741,283)

Other income (expense)
Interest expense	(86,275)	(724,020)	(168,538)	(1,387,658)
Change in fair value of warrant derivative	2,111,684	-	4,709,583	-
Total other income (expense)	2,025,409	(724,020)	4,541,045	(1,387,658)

Net income (loss)	7,422	(2,716,255)	507,635	(4,128,941)

Common stock deemed dividend	-	-	(2,137,190)	-

Net income (loss) attributable to common stockholders	$7,422	$(2,716,255)	$(1,629,555)	$(4,128,941)

Basic and diluted net loss per share attributed to common stockholders
Basic net loss per common share	$0.00	$(0.74)	$(0.11)	$(1.12)
Basic weighted average common shares outstanding	19,042,699	3,679,500	15,388,342	3,679,500

Diluted net loss per common share	$0.00	$(0.74)	$(0.41)	$(1.12)
Diluted weighted average common shares outstanding	19,042,699	3,679,500	15,516,181	3,679,500

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018

(UNAUDITED)

	Series C Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2018	-	$		3,679,500	$368	$1,711,197	$(11,460,989)	$(9,749,424)
Stock based compensation	-		-	-	-	28,054	-	28,054
Issuance of warrants	-		-	-	-	304,395	-	304,395
Net loss	-		-	-	-	-	(1,412,686)	(1,412,686)
Balance - March 31, 2018	-	$		3,679,500	$368	$2,043,646	$(12,873,675)	$(10,829,661)
Stock based compensation	-		-	-	-	28,054	-	28,054
Issuance of warrants	-		-	-	-	263,055	-	263,055
Net loss	-		-	-	-	-	(2,716,255)	(2,716,255)
Balance - June 30, 2018	-	$		3,679,500	$368	$2,334,755	$(15,589,930)	$(13,254,807)

Balance - January 1, 2019	-	$		9,870,873	$987	$20,152,107	$(39,112,401)	$(18,959,307)
Issuance of common stock upon exercise of Series A Warrants, net of issuance cost	-		-	424,116	42	2,172,638	-	2,172,680
Issuance of common stock as inducement to exercise Series A Warrants	-		-	508,940	51	(51)	-	-
Issuance of common stock upon exercise of Series B warrants	-		-	3,629,045	363	5,635,406	-	5,635,769
Issuance of common stock upon exercise of Placement Agent Warrants	-		-	4,004	-	16,818	-	16,818
Stock based compensation expense	-		-	-	-	105,642	-	105,642
Net income	-		-	-	-	-	500,213	500,213
Balance - March 31, 2019	-		$-	14,436,978	$1,443	$28,082,560	$(38,612,188)	$(10,528,185)
Issuance of Series C preferred stock upon exchange of Series A and Series B warrants	4,268			-	-	3,671,024	-	3,671,024
Issuance of common stock upon exercise of Series B warrants	-		-	8,749,953	876	7,732,587	-	7,733,463
Stock based compensation expense	-		-	-	-	104,121	-	104,121
Net income	-		-	-	-	-	7,422	7,422
Balance - June 30, 2019	4,268		$-	23,186,931	$2,319	$39,590,292	$(38,604,766)	$987,845

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$507,635	$(4,128,941)
Adjustments to reconcile from net income (loss) to net cash used in operating activities:
Depreciation	101,911	62,014
Amortization of debt discount and debt issuance cost	-	853,552
Change in fair value of warrant derivative	(4,709,583)	-
Stock-based compensation expense	209,763	56,108
Changes in operating assets and liabilities
Accounts receivable, net	(809,543)	(1,176,140)
Factor receivables, net	150,995	169,482
Inventory	(786,682)	(29,232)
Prepaid assets	(75,848)	5,500
Other assets	(3,537)	8,553
Accounts payable	(157,002)	828,609
Accrued expenses	(524,377)	1,112,928
Accrued litigation	-	1,192,488
Accrued interest	-	(271,821)
Deferred revenue	(33,665)	(12,950)
Net cash used in operating activities	(6,129,933)	(1,329,850)

Cash flows from investing activities:
Purchases of property and equipment	(276,554)	-
Net cash used in investing activities	(276,554)	-

Cash flows from financing activities:
Proceeds from exercise of Series A warrants	2,172,680	-
Proceeds from exercise of Placement Agent warrants	16,818	-
Proceeds from sale of convertible preferred stock, net of costs	-	1,201,157
Cash payment for debt modification	-	(25,000)
Proceeds from note payable	-	100,000
Proceeds from factor loan payable	1,809,884	2,988,874
Repayments of factor loan payable	(2,028,866)	(2,927,834)
Net cash provided by financing activities	1,970,516	1,337,197

Net (decrease) increase in cash	(4,435,971)	7,347
Cash, beginning of period	5,459,884	44,348
Cash, end of period	$1,023,913	$51,695

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of convertible preferred stock as debt issuance cost	$-	$404,524
Issuance of warrants to investors	$-	$540,429
Issuance of warrants as compensation for capital raise	$-	$27,021
Conversion of Series B warrants into common stock	$13,369,232	$-
Issuance of convertible preferred stock in exchange for warrants	$3,671,024	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to the Condensed Financial Statements

June 30, 2019 and 2018

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities Exchange Commission (“SEC”) on March 29, 2019 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

Nature of Operations

In these notes, the terms “we”, “our”, “ours”, “us”, “it”, “its”, “ToughBuilt”, and the “Company” refer to ToughBuilt Industries, Inc.

The Company designs and distributes what it believes to be innovative and superior quality tools and accessories to the home improvement community and the building industry. The Company aspires to augment brand loyalty in part from the enlightened creativity of its end users throughout the global tool market industry. The Company holds exclusive patents and licenses to develop, manufacture, market and distribute various home improvement and construction product lines for both Do-it-Yourself (“DIY”) and professional trade markets under the TOUGHBUILT® brand name.

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

Liquidity

The Company has incurred approximately $4.0 million of operating loss and approximately $6.1 million of cash outflow from operations during the six months ended June 30, 2019. As of June 30, 2019, the Company’s principal sources of liquidity consisted of approximately $1.0 million in cash, future cash generated from operations and future financing activities (including the convertible note financing with net proceeds of $5,000,000 (for the first tranche) consummated on August 19, 2019 (see Note 9)). The Company believes its current cash balances coupled with anticipated cash flow from operating and financing activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying interim condensed financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying interim condensed financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. Management is also focused on entering into asset backed borrowing facilities and raising capital in the near future. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company will have sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying interim condensed financial statements.

Basis of Presentation

These interim condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2019 and 2018; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at June 30, 2019 and December 31, 2018.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At June 30, 2019 and December 31, 2018, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Factor loan payable”, on its balance sheet. The Company recorded a sales discount of $13,000 at June 30, 2019 and $13,000 at December 31, 2018.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At June 30, 2019 and 2018, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three and six months ended June 30, 2019 and 2018, respectively.

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

Six Months Ended
June 30, 2019
Risk-free interest rate	2.09% - 2.46%
Contractual term (year)	0.37
Expected volatility	40%

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

The table below provides a reconciliation of the beginning and ending balances for the warrant derivative which is measured at fair value using significant unobservable inputs (Level 3):

Balance, December 31, 2018	$23,507,247
Series B Warrants exercised during the three months ended March 31, 2019	(5,635,769)
Change in the fair value of warrant derivative	(2,597,899)
Balance, March 31, 2019	$15,273,579

Series B Warrants exercised during the three months ended June 30, 2019	(7,733,463)
Series B Warrants exchanged for Series C Preferred Stock	(3,671,024)
Change in the fair value of warrant derivative	(2,111,684)
Balance, June 30, 2019	$1,757,408

Revenue Recognition

The Company recognizes revenues when product is delivered to the customer, and the ownership is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. See Note 7 for further information on revenue recognition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for diluted loss per share:
Net loss attributable to common stockholders	$7,422	$(2,716,255)	$(1,629,555)	$(4,128,941)
Less: Change in fair value of Series B warrant derivative	-	-	(4,709,583)	-
Numerator for diluted loss per share	$7,422	$(2,716,255)	$(6,339,138)	$(4,128,941)

Denominator for diluted loss per share:
Weighted average common shares	19,042,699	3,679,500	15,388,342	3,679,500
Warrants	-	-	127,839	-
Denominator for diluted loss per share	19,042,699	3,679,500	15,516,181	3,679,500

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Preferred shares	3,752,000	378,260	1,886,000	322,428
Warrants	5,526,841	364,859	3,299,569	364,859
Options	1,063,419	125,000	1,063,419	125,000
Total anti-dilutive weighted average shares	10,342,260	868,119	6,248,988	812,287

No Segment Reporting

The Company does not operate with business segments as it has a single business which is distribution of products in the following categories, all designed and engineered in the United States and manufactured by third party vendors in China:

●	tool belts, tool bags and other personal tool organizer products;
●	complete line of knee pads for various construction applications; and
●	job-site tools and material support products consisting of a full line of miter-saws and table saw stands, saw horses/job site tables and roller stands.

A single management team, that reports to the Chief Executive Officer, comprehensively manages the business.

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

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at June 30, 2019 and December 31, 2018 have been treated as a loan payable to third party in the accompanying balance sheets, and total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000 (for December 31, 2019 only) as of June 30, 2019 and December 31, 2018, respectively, are set forth below.

Factor loan payable activity

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Factor loan payable beginning balance	$1,206,069	$1,484,821	$1,304,512	$1,078,941
Advances received	916,050	1,425,499	1,809,884	2,988,874
Advances repaid	(1,036,589)	(1,770,339)	(2,028,866)	(2,927,834)
Ending balance - Factor loan payable	$1,085,530	$1,139,981	$1,085,530	$1,139,981

Factor interest and fees paid	$86,275	$134,637	$168,538	$215,831

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2019	December 31, 2018
Furniture	$101,580	$61,722
Computers	192,352	88,615
Production equipment	75,233	75,233
Tooling and molds	249,690	249,690
Website design	138,459	9,850
Leasehold Improvements	42,249	37,899
Less: accumulated depreciation	(400,724)	(298,813)
Property and Equipment, net	$398,839	$224,196

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense	$65,614	$31,007	$101,911	$62,014
Capitalized costs	160,606	-	276,554	-

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Future minimum lease and other commitments of the Company are as follows:

For the years ending December 31,	Slotting Expenses	Building leases	Total
2019 (remaining)	-	87,683	87,683
2020	333,333	180,993	514,326
2021	333,333	187,327	520,660
2022	-	15,655	15,655
	$666,666	$471,658	$1,138,324

The Company recorded rent expense of $43,170 and $42,239 and $83,653 and $82,721 for the three and six months ended June 30, 2019 and 2018, respectively. The Company recorded a slotting expense of $83,334 and $0 and $166,668 and $0 for the three and six months ended June 30, 2019 and 2018, respectively.

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

On January 3, 2017, the Company entered into an employment agreement with its former Chief Financial Officer for a three-year term, who resigned effective as of June 14, 2019. Under the terms of this agreement, the officer is entitled to an annual base salary of $250,000 beginning on January 1, 2017 to increase by 10% each year commencing on January 1, 2018. The Company’s new Chief Financial Officer was appointed on June 14, 2019, with whom the Company has entered into a verbal consulting arrangement at $10,000 per month.

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

The Company has recorded legal expense of $24,980 and $157,140 and $70,220 and $228,697 for the three and six months ended June 30, 2019 and 2018, respectively.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

At June 30, 2019, the Company had 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized, both with a par value of $0.0001 per share.

On September 13, 2018, the Company effected a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock, preferred stock, warrants and options (collectively the “Equity Instruments”). As a result of the Reverse Split, each two units of Equity Instruments issued and outstanding prior to the Reverse Split were converted into one unit of Equity Instrument.

Common Stock and Class A Units

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock for cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. The Company recognized an inducement cost of $2,137,190 and $0 for the Series A Warrants conversion for the six months ended June 30, 2019 and 2018, respectively, as an offset against stockholders’ equity. The inducement cost was calculated as being the difference between the fair value of equity instruments surrendered versus equity instruments issued pursuant to the terms of the exchange agreement.

On February 14, 2019, the Company received cash proceeds of $16,818 from three placement agent warrant holders upon their exercise of 1,402 placement agent warrants to purchase 4,004 Class A Units.

As of June 30, 2019 and December 31, 2018, the Company had 23,186,931 and 9,870,873 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2019 and December 31, 2018, 44,373 warrants and 45,775 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the six months ended June 30, 2019. Class B Warrants have an exercise price of $12.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of June 30, 2019 and December 31, 2018, the Company had 265,500 Class B Warrants issued and outstanding.

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

For the three and six months ended June 30, 2019, the holders of 2,404,692 and 4,156,300 Series B Warrants exercised their rights to convert Series B Warrants into 8,749,953 and 12,379,000 shares of common stock, respectively.

As of June 30, 2019 and December 31, 2018, the Company had 5,190,011 Series A Warrants issued and outstanding.

As of June 30, 2019 and December 31, 2018, the Company had 1,260,368 and 6,379,571 Series B Warrants issued and outstanding, respectively.

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

For the three months ended June 30, 2019, the Company recorded a fair value of Series B Warrants exercised of $7,733,463, a fair value of Series B Warrants exchanged of $3,671,024 and a fair value of pre-tax derivative instrument gain of $2,111,684. The resulting derivative instrument liabilities totaled $1,757,408 at June 30, 2019. By their terms, management of the Company expects that the Warrants will either be exercised (likely pursuant to the further cashless exercise provision) or expire worthless. The Company measured the warrant derivative between December 31, 2018 and June 30, 2019, respectively, by calculating the fair value of the Warrants at December 31, 2018, February 28, 2019 and June 30, 2019.

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

As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $28,054 and $28,054 and $56,108 and $56,108, for each of the three and six months ended June 30, 2019 and 2018, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.60 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of June 30, 2019, the unrecognized compensation expense was $168,323 which will be recognized as compensation expense over 1.5 years.

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

The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The Company recorded compensation expense of $76,067 and $153,655 for the three and six months ended June 30, 2019. The key valuation assumptions used consist, in part, of the price of the Company’s common stock ranging in price from $3.90 to $4.29 at the issuance date; a risk-free interest rate ranging from 2.86% to 2.92%, and the expected volatility of the Company’s common stock ranging from of 29.8% to 31.1% (estimated based on the common stock of comparable public entities). As of June 30, 2019, the unrecognized compensation expense was $603,760 which will be recognized as compensation expense over 2.2 years.

NOTE 7: REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS AND ALLOWANCES

The Company’s contracts with customers only include one performance obligation (i.e., sale of the Company’s products). Revenue is recognized in the gross amount at a point in time when delivery is completed and control of the promised goods is transferred to the customers. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for those goods. The Company’s contracts do not involve financing elements as payment terms with customers are less than one year. Further, because revenue is recognized at the point in time goods are sold to customers, there are no contract asset or contract liability balances. The Company does not disclose remaining performance obligations related to contracts with durations of one year or less as allowed by the practical expedient applicable to such contracts.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

The Company’s reserve for sales returns and allowances amounted to $13,000 as of June 30, 2019, compared to $13,000 as of December 31, 2018.

NOTE 8: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the quarters ended June 30, 2019 and 2018, respectively, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company (Note 3).

Concentration of Customers

For the three and six months ended June 30, 2019 and 2018, respectively, the Company had the following concentrations of customers:

	Percentage of revenues for the		Percentage of revenues for the		Percentage of accounts receivables as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Customer 1	32%	22%	29%	32%	62%	75%
Customer 2	23%	30%	37%	22%	11%	6%
Customer 3	12%	0%	9%	0%	11%	0%
Customer 4	11%	8%	8%	8%	3%	7%
Customer 5	0%	23%	0%	21%	0%	0%

Concentration of Suppliers

For the three and six months ended June 30, 2019 and 2018, respectively, the Company had the following concentrations of suppliers:

	Percentage of purchases for the		Percentage of purchases for the		Percentage of accounts
	Three Months Ended		Six Months Ended		payable as of
	June 30,		June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Supplier 1	42%	64%	32%	64%	20%	43%
Supplier 2	16%	9%	16%	8%	31%	17%
Supplier 3	15%	1%	18%	1%	17%	0%
Supplier 4	11%	18%	12%	19%	14%	38%
Supplier 5	15%	0%	10%	0%	18%	0%
Supplier 6	1%	8%	12%	8%	0%	0%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2019. The Company’s bank balances exceeded FDIC insured amounts at times during the three and six months ended June 30, 2019. The Company’s bank balance exceeded the FDIC insured amounts during the three and six months ended as of June 30, 2019.

Geographic Concentration

For the three and six months ended June 30, 2019 and 2018, respectively, the Company had the following geographic concentrations:

	Percentage of revenues for the		Percentage of revenues for the		Percentage of accounts receivables as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Australia	11%	9%	8%	9%	3%	7%
Belgium	3%	1%	2%	0%	3%	1%
Canada	3%	3%	2%	3%	1%	4%
Germany	1%	0%	1%	0%	0%	0%
Russia	0%	2%	1%	1%	0%	6%
South Korea	8%	4%	7%	5%	3%	0%
United Kingdom	12%	5%	9%	4%	11%	0%
United States of America	62%	76%	70%	78%	79%	82%

NOTE 9: SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 19, 2019, the date which the condensed financial statements were issued noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosures.

On August 19, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it sold $11.5 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The first note (the “Series A Note”) has a face amount of $6.72 million for which the investor paid $5 million in cash. The second note (the “Series B Note” and with the Series A Note, collectively referred to as the “Notes”) has a principal amount of $4.78 million for which the investor paid $4.78 million in the form of a full recourse promissory note issued by the investor to the Company (the “Investor Note”) secured by $4.78 million in cash or cash equivalents of the investor (i.e :an original issue discount of approximately 15% to the face amount of the Series B Note). No portion of the Series B Note may be converted into shares of our common stock (the “Common Stock”) until the corresponding portion of the Investor Note has been prepaid to the Company in cash, at which point in time such portion of the Series B Note shall be deemed “unrestricted”. The Investor Note is subject to optional prepayment at any time at the option of the investor and mandatory prepayment, at the Company’s option, subject to certain equity conditions, at any time 45 Trading Days after the effectiveness of a resale registration statement (or otherwise the applicability of Rule 144 promulgated under the Securities Act of 1933, as amended). Notwithstanding the foregoing, the Company may not effect a mandatory prepayment if the shares underlying the Series A Note and the portion of the Series B Note that has become unrestricted exceeds 35% of the market capitalization of the Company.

The Notes are senior secured obligations of the Company secured by a lien on all assets of the Company, bear no interest (unless an event default has occurred and is continuing) and mature on December 31, 2020. The Notes will be convertible at $1.00 into a fixed number of shares (the “Conversion Shares”). The Notes are convertible at the Holder’s option, in whole or in part, at any time after closing. The Conversion Price will be subject to adjustment for stock dividends, stock splits, anti-dilution and other customary adjustment events.

The Company shall repay the Principal Amount of the Notes in 12 installments, with the first installment starting on February 1, 2020 (each, an “Installment Date”). Installments 1-3 shall be 1/36th of the Principal Amount, Installments 4-6 shall be 1/18th of the Principal Amount and Installments 7-12 shall be 1/8th of the Principal Amount. The repayment amount shall be payable in cash, or, subject to the satisfaction of equity conditions, at the option of the Company, in registered Common Stock or a combination of cash and registered Common Stock. However, if the 30-day volume weighted average price of the Common Stock (the “VWAP”) of the Company falls below 50% of the market price of a share of the Company’s common stock or the Company fails to satisfy certain other equity conditions, the repayment amount is payable in shares of Common Stock only unless the Investor(s) waive any applicable equity condition. If the Company elects to satisfy all or any portion of an installment in shares of Common Stock, the Company will predeliver such shares of Common Stock to the investor on the 23rd trading day prior to the applicable Installment Date, with a true-up of shares (if necessary) on the Installment Date. Any excess shares of Common Stock shall be applied to subsequent installments.

The shares used to meet a Principal Repayment (“Installment Shares”) would be valued at a conversion price calculated as the lesser of (i) 85% of the arithmetic average of the three lowest daily VWAPs of the 20 trading days prior to the payment date or (ii) 85% of the VWAP of the trading day prior to payment date (“Installment Price”) with a floor of $0.10.

All amortization payments shall be subject to the Investors’ right to (a) defer some or all of any Installment Payment to a subsequent Installment Date; and (b) at any time during an installment period, convert up to four times the installment amount at the Installment Price; provided shares received pursuant to such accelerated conversions shall be subject to a leak-out provision that solely limits sales of such shares received by the investor in such accelerated conversion (and not any other sales) to the greater of (a) $500,000 per trading day or (b) 40% of the volume traded on a given day as reported by Bloomberg LP.

Upon completion of a Change of Control, the Holders may require the Company to purchase any outstanding Notes in cash at 125% of par plus accrued but unpaid interest. The Company shall have the right to redeem any and all amounts of the outstanding Note at 125% of the greater of (a) Principal Amount plus accrued but unpaid interest (if any), or (b) Conversion Value plus accrued but unpaid interest (if any) provided the Company has satisfied certain equity conditions. The Company must give the Investor(s) ninety (90) business days’ prior notice of any such redemption.

Prior to all outstanding amounts under the Note being repaid in full, the Company will not create any new encumbrances on any of its or its subsidiaries’ assets without the prior written consent of the Lender, with a carveout for a working capital facility of which the details are to be determined. The Notes shall also be subject to standard events of default and remedies therefor.

The Company shall file within 20 days of closing and have declared effective within 60 days of closing a registration statement (“Effectiveness Date”) on Form S-1 or S-3 covering the resale of the shares underlying the Series A Note, the Series B Note and Warrants. Beginning on the 21st day and 61st day, respectively, post closing, and for every subsequent 30-day period that such registration statement has not been filed or declared effective, as applicable, the Company shall pay Ayrton 2.0% of the Principal Amount outstanding in cash as liquidated damages provided no liquidated damages shall be applied if such delay is for reasons outside the Company’s control and not due to an action (or inaction) on the Company’s part.

In connection with the granting of the Notes, the Company shall issue detachable warrants to the Investor, exercisable in whole or in part at any time during the five years from the date of issuance, an in amount equal to 50% of the conversion shares underlying the Notes and have an exercise price of $1.00 per share. To the extent the Company has a change of control or a spinoff, the warrants provide for a put for the warrants to the Company at their Black- Scholes Valuation.

Until the 3 year anniversary of the maturity date, the investor shall have the right (but not the obligation) to participate in 50% of any subsequent equity or debt issuance. Consummation of the transaction has been subject to certain conditions precedent, including the Company agrees to procure an approval of this transaction at its annual shareholder meeting scheduled no later than 180 days after the Closing Date and agrees to procure voting agreements from principal shareholders prior to closing of the Company.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenues

Revenues for the three months ended June 30, 2019 and 2018 were $4,754,340 and $4,537,354, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2019 over 2018 by $216,986, or 4.8%, primarily due to an increase in sales orders for metal goods offset by a decrease in sales of soft goods.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2019 and 2018 was $3,577,418 and 3,452,339, respectively. Cost of goods sold increased in 2019 over 2018 by 125,079 or 3.6%, primarily due to the increase in revenues, increase in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2019 was 75.2% as compared to cost of goods sold as a percentage of revenues in 2018 of 76.1%. We have reduced our cost of goods sold as a percentage of revenue as we have achieved operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended June 30, 2019 and 2018 were $2,528,461 and $1,414,755, respectively. SG&A Expenses increased in 2019 over 2018 by $1,113,706 or 78.7%, primarily due to hiring additional employees, independent contractors and consultants to grow our existing business and continue our expansion. SG&A expense in 2019 as a percentage of revenues was 53.2% as compared to SG&A expense in 2018 as a percentage of revenues was 31.2%. We expect our SG&A expense will continue to increase as the Company plans to recruit additional sales and operational staff, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Research and development costs (the “R&D”) for the three months ended June 30, 2019 and 2018 were $666,448 and $470,007, respectively. R&D costs increased in 2019 over 2018 by $196,441 or 41.8%, primarily due to the costs incurred in developing new tools, a ruggedized mobile device, software applications to run on the mobile device related to construction industry, and stock-based compensation expense and bonuses to R&D management team. We expect R&D costs to continue to increase as the Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the three months ended June 30, 2019 and 2018, respectively, consisted of change in the fair value of warrant derivative and interest expense. The Company recorded a gain of $2,111,684 and $0, for the three months ended June 30, 2019 and 2018, respectively, attributed to the change in the fair value associated with our Series B warrant derivative. The Company recorded interest expense for the three months ended June 30, 2019 of $86,275 and for the three months ended June 30, 2018 of $724,020.

Net Income

Due to factors set forth above, we recorded net income of $7,422 for the three months ended June 30, 2019 as compared to a net loss of $2,716,255 for the three months ended June 30, 2018.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenues

Revenues for the six months ended June 30, 2019 and 2018 were $9,776,811 and $8,465,479, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2019 over 2018 by $1,311,332, or 15.5%, primarily due to an increase in sales orders for metal goods and soft goods.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2019 and 2018 was $7,422,175 and 6,415,030, respectively. Cost of goods sold increased in 2019 over 2018 by 1,007,145 or 15.7%, primarily due to the increase in revenues, increase in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2019 was 75.9% as compared to cost of goods sold as a percentage of revenues in 2018 of 75.8%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the six months ended June 30, 2019 and 2018 were $5,258,003 and $2,743,820, respectively. SG&A Expenses increased in 2019 over 2018 by $2,514,183 or 91.6%, primarily due to hiring additional employees, independent contractors and consultants to grow our existing business and continue our expansion. SG&A expense in 2019 as a percentage of revenues was 53.8% as compared to SG&A expense in 2018 as a percentage of revenues was 32.4%. We expect our SG&A expense will continue to increase as the Company plans to recruit additional sales and operational staff, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Research and development costs (the “R&D”) for the six months ended June 30, 2019 and 2018 were $1,130,043 and $855,424, respectively. R&D costs increased in 2019 over 2018 by $274,619 or 32.1%, primarily due to the costs incurred in developing new tools, a ruggedized mobile device, software applications to run on the mobile device related to construction industry, and stock-based compensation expense and bonuses to R&D management team. We expect R&D costs to continue to increase as the Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the six months ended June 30, 2019 and 2018, respectively, consisted of change in the fair value of warrant derivative and interest expense. The Company recorded a gain of $4,709,583 and $0, for the six months ended June 30, 2019 and 2018, respectively, attributed to the change in the fair value associated with our Series B warrant derivative. The Company recorded interest expense for the six months ended June 30, 2019 of $168,538 and for the six months ended June 30, 2018 of $1,387,658.

Net Income

Due to factors set forth above, we recorded net income of $507,635 for the six months ended June 30, 2019 as compared to a net loss of $4,128,941 for the six months ended June 30, 2018.

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

Although our sales increased by15.5% during the six months ended June 30, 2019 compared to the same period in 2018, we are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

We had $1,023,913 in cash at June 30, 2019 as compared to $5,459,884 at December 31, 2018.

As of June 30, 2019, the Company’s principal sources of liquidity consisted of approximately $1.02 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying interim condensed financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying interim condensed financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying condensed unaudited financial statements.

CASH FLOWS

Net cash flows used in operating activities for the six months ended June 30, 2019 was $6,129,933, attributable to a net income of $507,635, offset by depreciation expense of $101,911, change in the fair value of warrant derivative of $4,709,583, stock-based compensation expense of $209,763, and net increase in operating assets of $1,681,617, and net decrease in operating liabilities of $558,042. Net cash flows used in operating activities for the six months ended June 30, 2018 was $1,329,850, attributable to net loss of $4,128,941, offset by depreciation expense of $62,014, amortization of original issuance of debt discount and debt issuance cost of $853,552, stock-based compensation expense of $56,108, and net decrease in operating assets of $1,021,837, and net increase in operating liabilities of $2,829,254.

Net cash used in investing activities for the six months ended June 30, 2019 was $276,554 attributed to the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2018 was $0.

Net cash provided by financing activities for the six months ended June 30, 2019 was $1,970,516, primarily attributable to the net cash proceeds of $2,172,680 received from the exercise of Series A Warrants, cash proceeds of $16,818 received from the exercise of placement agent warrants, and net cash received from factor of $1,809,884 net repayment of $2,028,886 of factor loans payable. Net cash provided by financing activities for the six months ended June 30, 2018 was $1,337,197, primarily due to cash received from sale of convertible preferred stock of $1,201,157, cash payment of $25,000 for debt modification, $100,000 in proceeds from a note payable, cash proceeds of $2,988,074 received from loans payable to factor and $2,927,834 paid to factor for repayment of loans payable.

As a result of the activities described above, we recorded a net decrease in cash of $4,435,971 and an increase of $7,347 for the six months ended June 30, 2019 and 2018, respectively.

Recent Financings

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

August 2019 Convertible Note Financing

On August 19, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it sold $11.5 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The first note (the “Series A Note”) has a face amount of $6.72 million for which the investor paid $5 million in cash. The second note (the “Series B Note” and with the Series A Note, collectively referred to as the “Notes”) has a principal amount of $4.78 million for which the investor paid $4.78 million in the form of a full recourse promissory note issued by the investor to the Company (the “Investor Note”) secured by $4.78 million in cash or cash equivalents of the investor (i.e :an original issue discount of approximately 15% to the face amount of the Series B Note). No portion of the Series B Note may be converted into shares of our common stock (the “Common Stock”) until the corresponding portion of the Investor Note has been prepaid to the Company in cash, at which point in time such portion of the Series B Note shall be deemed “unrestricted”. The Investor Note is subject to optional prepayment at any time at the option of the investor and mandatory prepayment, at the Company’s option, subject to certain equity conditions, at any time 45 Trading Days after the effectiveness of a resale registration statement (or otherwise the applicability of Rule 144 promulgated under the Securities Act of 1933, as amended). Notwithstanding the foregoing, the Company may not effect a mandatory prepayment if the shares underlying the Series A Note and the portion of the Series B Note that has become unrestricted exceeds 35% of the market capitalization of the Company.

The Notes are senior secured obligations of the Company secured by a lien on all assets of the Company, bear no interest (unless an event default has occurred and is continuing) and mature on December 31, 2020. The Notes will be convertible at $1.00 into a fixed number of shares (the “Conversion Shares”). The Notes are convertible at the Holder’s option, in whole or in part, at any time after closing. The Conversion Price will be subject to adjustment for stock dividends, stock splits, anti-dilution and other customary adjustment events.

The Company shall repay the Principal Amount of the Notes in 12 installments, with the first installment starting on February 1, 2020 (each, an “Installment Date”). Installments 1-3 shall be 1/36th of the Principal Amount, Installments 4-6 shall be 1/18th of the Principal Amount and Installments 7-12 shall be 1/8th of the Principal Amount. The repayment amount shall be payable in cash, or, subject to the satisfaction of equity conditions, at the option of the Company, in registered Common Stock or a combination of cash and registered Common Stock. However, if the 30-day volume weighted average price of the Common Stock (the “VWAP”) of the Company falls below 50% of the [Market Price (as defined above)]1 or the Company fails to satisfy certain other equity conditions, the repayment amount is payable in shares of Common Stock only unless the Investor(s) waive any applicable equity condition. If the Company elects to satisfy all or any portion of an installment in shares of Common Stock, the Company will predeliver such shares of Common Stock to the investor on the 23rd trading day prior to the applicable Installment Date, with a true-up of shares (if necessary) on the Installment Date. Any excess shares of Common Stock shall be applied to subsequent installments.

The shares used to meet a Principal Repayment (“Installment Shares”) would be valued at a conversion price calculated as the lesser of (i) 85% of the arithmetic average of the three lowest daily VWAPs of the 20 trading days prior to the payment date or (ii) 85% of the VWAP of the trading day prior to payment date (“Installment Price”) with a floor of $0.10.

All amortization payments shall be subject to the Investors’ right to (a) defer some or all of any Installment Payment to a subsequent Installment Date; and (b) at any time during an installment period, convert up to four times the installment amount at the Installment Price; provided shares received pursuant to such accelerated conversions shall be subject to a leak-out provision that solely limits sales of such shares received by the investor in such accelerated conversion (and not any other sales) to the greater of (a) $500,000 per trading day or (b) 40% of the volume traded on a given day as reported by Bloomberg LP.

1 Not defined

Upon completion of a Change of Control, the Holders may require the Company to purchase any outstanding Notes in cash at 125% of par plus accrued but unpaid interest. The Company shall have the right to redeem any and all amounts of the outstanding Note at 125% of the greater of (a) Principal Amount plus accrued but unpaid interest (if any), or (b) Conversion Value plus accrued but unpaid interest (if any) provided the Company has satisfied certain equity conditions. The Company must give the Investor(s) ninety (90) business days’ prior notice of any such redemption.

Prior to all outstanding amounts under the Note being repaid in full, the Company will not create any new encumbrances on any of its or its subsidiaries’ assets without the prior written consent of the Lender, with a carveout for a working capital facility of which the details are to be determined. The Notes shall also be subject to standard events of default and remedies therefor.

The Company shall file within 20 days of closing and have declared effective within 60 days of closing a registration statement (“Effectiveness Date”) on Form S-1 or S-3 covering the resale of the shares underlying the Series A Note, the Series B Note and Warrants. Beginning on the 21st day and 61st day, respectively, post closing, and for every subsequent 30-day period that such registration statement has not been filed or declared effective, as applicable, the Company shall pay Ayrton 2.0% of the Principal Amount outstanding in cash as liquidated damages provided no liquidated damages shall be applied if such delay is for reasons outside the Company’s control and not due to an action (or inaction) on the Company’s part.

In connection with the granting of the Notes, the Company shall issue detachable warrants to the Investor, exercisable in whole or in part at any time during the five years from the date of issuance, an in amount equal to 50% of the conversion shares underlying the Notes and have an exercise price of $1.00 per share. To the extent the Company has a change of control or a spinoff, the warrants provide for a put for the warrants to the Company at their Black- Scholes Valuation.

Until the 3 year anniversary of the maturity date, the investor shall have the right (but not the obligation) to participate in 50% of any subsequent equity or debt issuance. Consummation of the transaction has been subject to certain conditions precedent, including the Company agrees to procure an approval of this transaction at its annual shareholder meeting scheduled no later than 180 days after the Closing Date and agrees to procure voting agreements from principal shareholders prior to closing of the Company.

Off Balance Sheet Arrangements

None.

Seasonality

Our business is a seasonal business as a result of our China-based production. For the first calendar quarter, we are not able to ship our products from China due to the hiatus as a result of their New Year holidays. We make up the lost sales from the first calendar quarter in the subsequent quarters.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended June 30, 2019, included with this quarterly report.

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

As of June 30, 2019, we maintain effective controls over the control environment, including our internal control over financial reporting. Because we are a small company with only two employees in our finance department, we have retained an outside firm to ensure the ability to have adequate segregation of duties in the financial statement preparation process.

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

We have also acknowledged that as a result of our IPO and the complex financial instruments involved, we do not have adequate inhouse expertise or manpower to manage all aspects of financial reporting internally. As a result, we have hired outside consultants to assist in this process as needed. In November 2018, we consummated our initial public offering, and are now completing our first full quarter as a fully reporting company. We continue to work with our structure in which we have a chief financial officer and will have a full time controller, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. With material, complex and non-routine transactions, management continues to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions and assure proper reporting. The remediation steps taken are subject to the Audit Committee oversight. Our management believes there have been significant improvements of internal controls over financial reporting during the year ended December 31, 2018 and quarter ended June 30, 2019, which will ensure adequate segregation of duties which existed as of December 31, 2018 and June 30, 2019, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management, together with the Audit Committee, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2019 and subsequent thereto through the date of filing this report, we conducted the following transactions, all exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On April 11, 2019, an investor exchanged its Series A Warrants to purchase up to 1,189,560 shares of common stock of the Company and a Series B Warrant to purchase up to 1,005,760 shares of common stock, which Series B Warrants are subject to certain anti-dilution provisions embedded in such Series B Warrants for 4,268 shares of Company’s Series C Convertible Preferred Stock having the rights, preferences and privileges set forth in the Certificate of Designation, filed by the Company with the Secretary of State of Nevada. The shares of Series C Convertible Preferred Stock are convertible into 4,268,000 shares of the Company’s common stock, and rights to convert into common stock are subject to limitations on ownership at any one time of Company common stock up to 9.9% of the issued and outstanding shares of common stock of the Company; otherwise, the Series C Convertible Preferred Stock has no rights not awarded to holders of common stock of the Company.

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

TOUGHBUILT INDUSTRIES, INC.

Date: August 19, 2019	By:	/s/ Michael Panosian
MICHAEL PANOSIAN
CHIEF EXECUTIVE OFFICER AND CHAIRMAN
(Principal Executive Officer)

