Form 10-Q
period 2019-09-30
Toughbuilt Industries, Inc
filed 2019-11-19
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 18, 2019, the registrant had 29,192,923 shares of common stock, $0.0001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(UNAUDITED)
Assets
Current Assets
Cash	$2,455,323	$5,459,884
Accounts receivable, net	1,674,896	985,854
Factor receivables, net	944,964	1,542,835
Inventory	1,774,439	379,915
Prepaid assets	214,514	222,000
Total Current Assets	7,064,136	8,590,488
Other Assets
Property and equipment, net	718,339	224,196
Note receivable	4,780,000	-
Other assets	102,429	36,014
Total Assets	$12,664,904	$8,850,698
Liabilities and Shareholders’ Equity Deficit
Current Liabilities
Accounts payable	$2,045,019	$1,962,901
Accrued expenses	385,735	927,569
Deferred revenue	-	107,776
Factor loan payable	680,668	1,304,512
Warrant derivative	482,489	23,507,247
Convertible notes payable - current	3,625,556	-
Total Current Liabilities	7,219,467	27,810,005
Convertible notes payable - net of current portion	5,273,357	-
Total Liabilities	12,492,824	27,810,005

Shareholders’ Equity (Deficit)
Series C Preferred Stock, $.0001 par value, 3,268 and 0 shares authorized, issued, and outstanding at September 30, 2019 and December 31, 2018, respectively. No liquidation preference.	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,120,293 and 9,870,873 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,800	987
Additional paid-in capital	41,463,387	20,152,107
Accumulated deficit	(41,294,108)	(39,112,401)
Total Shareholders’ Equity (Deficit)	172,079	(18,959,307)
Total Liabilities and Shareholders’ Equity (Deficit)	$12,664,903	$8,850,698

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net of allowances
Metal goods	$2,527,734	$1,510,873	$6,443,984	$5,369,713
Soft goods	2,256,353	1,949,277	8,116,914	6,555,916
Total revenues, net of allowances	4,784,087	3,460,150	14,560,898	11,925,629

Cost of Goods Sold
Metal goods	1,759,091	1,268,825	4,733,524	4,325,522
Soft goods	1,545,027	1,537,216	5,992,769	4,895,549
Total cost of goods sold	3,304,118	2,806,041	10,726,293	9,221,071

Gross profit	1,482,969	654,109	3,834,605	2,704,558

Operating expenses:
Selling, general and administrative expenses	3,549,480	1,918,613	8,807,483	4,641,290
Litigation expense	-	-	-	1,192,488
Research and development	391,460	591,489	1,521,503	1,446,913
Total operating expenses	3,940,940	2,510,102	10,328,986	7,280,691

Loss from operations	(2,460,970)	(1,885,993)	(6,494,380)	(4,576,133)

Other income (expense)
Interest expense	(288,152)	(1,152,681)	(456,690)	(2,561,482)
Change in fair value of warrant derivative	59,780	-	4,769,363	-
Total other income (expense)	(228,372)	(1,152,681)	4,312,673	(2,561,482)

Loss before provision for income taxes	(2,689,342)	(3,008,675)	(2,181,707)	(7,137,615)

Provision for income taxes	-	-	-	-

Net loss	(2,689,342)	(3,008,675)	(2,181,707)	(7,137,615)

Basic and diluted net loss per share
Basic net loss per common share	$(0.09)	$(0.41)	$(0.11)	$(0.97)
Basic weighted average common shares outstanding	30,844,557	7,359,000	19,061,790	7,359,000

Diluted net loss per common share	$(0.09)	$(0.41)	$(0.11)	$(0.97)
Diluted weighted average common shares outstanding	30,844,557	7,359,000	19,061,790	7,359,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2018	-	$-	3,679,500	$368	$1,711,197	$(11,460,989)	$(9,749,424)
Stock based compensation	-	-	-	-	28,054	-	28,054
Issuance of warrants	-	-	-	-	304,395	-	304,395
Net loss	-	-	-	-	-	(1,412,686)	(1,412,686)
Balance - March 31, 2018	-	$-	3,679,500	$368	$2,043,646	$(12,873,675)	$(10,829,661)
Stock based compensation	-	-	-	-	28,054	-	28,054
Issuance of warrants	-	-	-	-	263,055	-	263,055
Net loss	-	-	-	-	-	(2,716,255)	(2,716,255)
Balance - June 30, 2018	-	$-	3,679,500	$368	$2,334,755	$(15,589,930)	$(13,254,807)

Stock-based compensation expense	-	-	8,334	1	500,933	-	500,934
Stock issued in settlement of litigation	-	-	-	-	939,538	-	939,538
Conversion of Class B convertible preferred stock	-	-	1,366,768	137	4,961,431	-	4,961,568
Issuance of warrants to third parties for capital raise	-	-	-	-	26,843	-	26,843
Conversion of deferred salaries	-	-	136,863	14	650,086	-	650,100
Conversion of convertible debentures	-	-	1,726,678	172	6,267,924	-	6,268,096
Conversion of advance from officer	-	-	42,105	4	199,996	-	200,000
Conversion of notes payable	-	-	215,625	22	782,728	-	782,750
Sale of common stock in public offering	-	-	2,670,000	267	8,013,961	-	8,014,228
Sale of common stock in over-allotment to underwriters	-	-	25,000	2	121,907	-	121,909
Common stock deemed dividend	-	-	-	-	(980,375)	-	(980,375)
Accretion of redeemable convertible preferred stock dividend	-	-	-	-	(3,667,620)	-	(3,667,620)
Net loss		-	-	-	-	(23,522,471)	(23,522,471)
Balance - September 30, 2018	-	-	6,191,373	619	17,817,352	(23,522,471)	(5,704,500)

Balance - January 1, 2019	-	$-	9,870,873	$987	$20,152,107	$(39,112,401)	$(18,959,307)
Issuance of common stock upon exercise of Series A Warrants, net of cost	-	-	424,116	42	2,172,638	-	2,172,680
Issuance of common stock as inducement to exercise Series A Warrants	-	-	508,940	51	(51)	-	-
Issuance of common stock upon exercise of Series B warrants	-	-	3,629,045	363	5,635,406	-	5,635,769
Issuance of common stock upon exercise of Placement Agent Warrants	-	-	4,004	-	16,818	-	16,818
Stock based compensation expense	-	-	-	-	105,642	-	105,642
Net income	-	-	-	-	-	500,213	500,213
Balance - March 31, 2019	-	$-	14,436,978	$1,443	$28,082,560	$(38,612,188)	$(10,528,185)
Issuance of Series C preferred stock upon exchange of Series A and Series B warrants	-	-	-	-	3,671,024	-	3,671,024
Issuance of common stock upon exercise of Series B warrants	-	-	8,749,953	876	7,732,587	-	7,733,463
Stock based compensation expense	-	-	-	-	104,121	-	104,121
Net income	-	-	-	-	-	7,422	7,422
Balance - June 30, 2019	-	$-	23,186,931	$2,319	$39,590,292	$(38,604,766)	$987,845
Issuance of common stock upon Series C preferred (conversion)	-	-	1,000,000	100	(100)	-	-
Issuance of common stock upon exercise of Series B warrants	-	-	3,813,220	381	1,214,758	-	1,215,139
Stock based compensation expense	-	-	-	-	63,437	-	63,437
Warrants issued in connection with convertible notes payable	-	-	-	-	595,000	-	595,000
Net income	-	-	-	-	-	(2,689,342)	(2,689,342)
Outstanding as of September 30, 2019	-	$-	28,000,151	$2,800	$41,463,387	$(41,294,108)	$172,079

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,181,707)	$(7,137,615)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	157,652	93,021
Amortization of debt discount and debt issuance cost	198,913	1,443,955
Change in fair value of warrant derivative	(4,769,363)	-
Stock issued in settlement of litigation	-	939,538
Stock-based compensation expense	273,200	654,608
Changes in operating assets and liabilities
Accounts receivable, net	(689,042)	(826,221)
Factor receivables, net	597,871	437,392
Inventory	(1,394,524)	54,218
Prepaid assets	7,486	5,500
Other assets	(66,415)	8,553
Accounts payable	82,119	1,382,332
Accrued expenses	(541,834)	985,002
Decrease in other current liabilities	-	(25,439)
Increase in accrued liabilities	-	271,392
Deferred revenue	(107,776)	-
Net cash used in operating activities	(8,433,420)	(1,713,764)

Cash flows from investing activities:
Purchases of property and equipment	(651,795)	-
Net cash used in investing activities	(651,795)	-

Cash flows from financing activities:
Proceeds from exercise of Series A warrants	2,172,680	-
Proceeds from exercise of Placement Agent warrants	16,818	-
Proceeds from sale of convertible preferred stock, net of costs	-	1,201,157
Cash payment for debt modification	-	(25,000)
Cash payment for public offering cost	-	(38,000)
Proceeds from notes payable, net of costs	4,515,000	752,579
Repayments of factor loan payable	(623,844)	(162,711)
Net cash provided by financing activities	6,080,654	1,728,025

Net (decrease) increase in cash	(3,004,561)	14,261
Cash, beginning of period	5,459,884	44,348
Cash, end of period	$2,455,323	$58,609

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$800	$800

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred public offering costs	$-	$130,565
Issuance of convertible preferred stock as debt issuance cost	$-	$667,023
Issuance of warrants in connection with convertible notes payable	$575,000	$540,429
Debt issuance cost paid with warrants	$20,000	$53,864
Issuance of common stock upon Series C preferred stock conversion	$3,671,024	$-
Issuance of Series C preferred stock upon exchange of Series A and Series B warrants
Additional non-cash items
Restricted promissory note in connection with convertible notes payable	$4,780,000	$-
Original issue discount	$1,720,000	$-
Conversion of Series B warrants into common stock	$14,584,371	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to the Condensed Financial Statements

September 30, 2019 and 2018

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities Exchange Commission (“SEC”) on March 29, 2019 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

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

TOUGHBUILT distributes products in the following categories, all designed and engineered in the United States and manufactured by third party vendors in China, with manufacturing being brought online in India and the Philippines:

●	tool belts, tool bags and other personal tool organizer products;
●	complete line of knee pads for various construction applications; and
●	job-site tools and material support products consisting of a full line of miter-saws and table saw stands, saw horses/job site tables and roller stands.

On November 14, 2018, the Company completed its initial public offering (“IPO”), pursuant to which it sold 2,670,000 Class A Units (“Class A Units”), each Unit consisting of one share of common stock, par value $0.0001 per share, one Series A Warrant to purchase one share of common stock (“Series A Warrant”) and one Series B Warrant to purchase one share of common stock (“Series B Warrant”) at a purchase price of $5.00 per Class A Unit. The Company received net proceeds from the IPO of $12,415,500 after deducting underwriting discounts and commission of $934,500. The Company incurred $743,765 in expenses related to the IPO.

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

On January 24, 2019, the Company entered into exchange agreements with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock, for total cash proceeds to the Company of $2,172,680, net of costs of $159,958. Those investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $3.67, and the warrants became exercisable July 24, 2019 (see Note 6).

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

Going Concern

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $41.3 million at September 30, 2019, a net loss of approximately $2.2 million, and approximately $8.4 million of net cash used in operating activities for the nine months ended September 30, 2019. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company's ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company's ability to raise capital, management believes that there is substantial doubt in the Company's ability to continue as a going concern for twelve months from the issuance of these condensed financial statements.

Basis of Presentation

These interim condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2019 and 2018; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at September 30, 2019 and December 31, 2018.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At September 30, 2019 and December 31, 2018, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Factor loan payable”, on its balance sheet. The Company recorded a sales discount of $13,000 at September 30, 2019 and $13,000 at December 31, 2018.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At September 30, 2019 and 2018, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three and nine months ended September 30, 2019 and 2018, respectively.

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

Nine Months Ended
September 30, 2019
Risk-free interest rate	1.89% - 1.99%
Contractual term (year)	0.1222
Expected volatility	40%

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

The table below provides a reconciliation of the beginning and ending balances for the warrant derivative which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2019	$23,507,247
Series B Warrants exercised during the three months ended March 31, 2019	(5,635,769)
Change in the fair value of warrant derivative	(2,597,899)
Balance, March 31, 2019	$15,273,579

Series B Warrants exercised during the three months ended June 30, 2019	(7,733,463)
Series B Warrants exchanged for Series C Preferred Stock	(3,671,024)
Change in the fair value of warrant derivative	(2,111,684)
Balance, June 30, 2019	$1,757,408

Series B Warrants exercised during the three months ended September 30, 2019	(1,215,139)
Change in the fair value of warrant derivative	(59,780)
Balance, September 30, 2019	$482,489

Revenue Recognition

The Company recognizes revenues when product is delivered to the customer, and the ownership is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. See Note 7 for further information on revenue recognition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for diluted loss per share:
Net loss attributable to common stockholders	$(2,749,122)	$(3,008,675)	$(6,951,070)	$(7,137,615)
Less: Change in fair value of warrant derivative	59,780	-	4,769,363	-
Numerator for diluted loss per share	$(2,689,342)	$(3,008,675)	$(2,181,707)	$(7,137,615)

Denominator for diluted loss per share:
Weighted average common shares	30,844,557	7,359,000	19,061,790	7,359,000
Warrants	914,072	-	-	-
Denominator for diluted loss per share	31,758,629	7,359,000	19,061,790	7,359,000

Total weighted average antidilutive shares as of September 30, 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Preferred shares	7,979,000	447,875	2,689,000	352,908
Warrants	11,449,884	364,859	11,838,773	364,859
Options	1,063,419	125,000	1,063,419	125,000
Total anti-dilutive weighted average shares	20,492,303	937,734	15,591,192	842,767

No Segment Reporting

The Company does not operate with business segments as it has a single business which is distribution of products in the following categories, all designed and engineered in the United States and manufactured by third party vendors in China and commencing in India and the Phillipines:

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

In June 2018, FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on its financial statements.

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

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at September 30, 2019 and December 31, 2018 have been treated as a loan payable to third party in the accompanying balance sheets, and total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000 as of September 30, 2019 and December 31, 2018, respectively, are set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Factor receivables, beginning balance	$1,085,530	$1,139,981	$1,304,512	$1,076,170
New factorings	613,449	1,131,491	2,423,336	4,123,137
Payments, net of returns and discounts	(1,018,311)	(1,355,242)	(3,047,177)	(4,283,076)
Factor receivables, ending balance	$680,668	$916,230	$680,671	$916,231

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2019	December 31, 2018
Furniture	$101,580	$61,722
Computers	212,342	88,615
Production equipment	75,233	75,233
Tooling and molds	393,275	249,690
Website design	350,125	9,850
Leasehold Improvements	42,249	37,899
Less: accumulated depreciation	(456,465)	(298,813)
Property and Equipment, net	$718,339	$224,196

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense	$55,741	$31,006	$157,651	$93,021
Capitalized costs	375,241	-	651,795	-

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

The Company recorded rent expense of $50,110 and $ 59,540 and $133,762 and $ 142,261 for the three and nine months ended September 30, 2019 and 2018, respectively. The Company recorded a slotting expense of $ 83,334 and $0 and $250,002 and $0 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court’s order denying the Company’s motion for relief from the default judgment and directing the trial court to grant the Company’s motion for relief, including allowing the Company to file an Answer and contest Minassian’s claims. We expect the appellate court to issue a remittitur officially transferring the matter from the appellate court back to the trial court for further proceedings consistent with its ruling. Upon return to the trial court, the Company intends to vigorously contest Minassian’s claims.

The Company has recorded legal expense of $0 and $1,192,488 nine months ended September 30, 2019 and 2018, respectively.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

At September 30, 2019 and 2018, the Company had 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized, both with a par value of $0.0001 per share.

On September 13, 2018, the Company effected a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock, preferred stock, warrants and options (collectively the “Equity Instruments”). As a result of the Reverse Split, each two units of Equity Instruments issued and outstanding prior to the Reverse Split were converted into one unit of Equity Instrument.

Common Stock and Class A Units

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock for cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. The Company recognized an inducement cost of $2,137,190 and $0 for the Series A Warrants conversion for the nine months ended September 30, 2019 and 2018, respectively, as an offset against stockholders’ equity. The inducement cost was calculated as being the difference between the fair value of equity instruments surrendered versus equity instruments issued pursuant to the terms of the exchange agreement.

On February 14, 2019, the Company received cash proceeds of $16,818 from three placement agent warrant holders upon their exercise of 1,402 placement agent warrants to purchase 4,004 Class A Units.

As of September 30, 2019 and December 31, 2018, the Company had 28,120,293 and 9,870,873 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2019, all placement agent warrants, issued prior to the August 19, 2019 financing had been exercised, and the 200,000 warrants issued in the August 19, 2019 financing are the only placement agent warrants which remain outstanding.

As of September 30, 2019 and December 31, 2018, 200,000 warrants and 45,775 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the nine months ended September 30, 2019. Class B Warrants have an exercise price of $12.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of September 30, 2019 and December 31, 2018, the Company had 265,500 Class B Warrants issued and outstanding.

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

For the three and nine months ended September 30, 2019, the holders of 832,623 and 4,988,923 Series B Warrants exercised their rights to convert Series B Warrants into 3,330,492 and 15,709,492 shares of common stock, respectively.

As of September 30, 2019 and December 31, 2018, the Company had 3,856,455 and 5,190,011 Series A Warrants issued and outstanding, respectively.

As of September 30, 2019 and December 31, 2018, the Company had 388,889 and 6,379,571 Series B Warrants issued and outstanding, respectively.

August 2019 Warrants

On August 19, 2019, the Company closed a senior secured convertible note transaction with an institutional investor. As part of the transaction, the Company issued the investor 5,750,000 warrants (the “August 2019 Warrants”) with a strike price of $1.00 and a five year term. As of September 30, 2019 and December 31, 2019, the Company had 5,750,000 and 0 August 2019 warrants issued and outstanding, respectively.

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

For the three months ended September 30, 2019, the Company recorded a fair value of Series B Warrants exercised of $1,215,139, and a fair value of pre-tax derivative instrument gain of $59,780. The resulting derivative instrument liabilities totaled $482,489 at September 30, 2019. By their terms, management of the Company expects that the Warrants will either be exercised (likely pursuant to the further cashless exercise provision) or expire worthless. The Company measured the warrant derivative between December 31, 2018 and September 30, 2019, respectively, by calculating the fair value of the Warrants at December 31, 2018 and September 30, 2019.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase One Hundred and Twenty-Five Thousand (125,000) shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $10.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $28,154 and $28,054 and $84,161 and $56,108, for each of the three and nine months ended September 30, 2019 and 2018, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.60 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of September 30, 2019, the unrecognized compensation expense was $140,169 which will be recognized as compensation expense over 1.25 years.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). This 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 1,000,000 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). No employee will be eligible to receive more than 200,000 shares of common stock in any calendar year under the 2018 Plan pursuant to the grant of awards. On September 12, 2018, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under this Plan from 1,000,000 shares to 2,000,000 shares and on June 9, 2019, to 20,000,000 shares. On September 14, 2018, 1,000,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date.

The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The Company recorded compensation expense of $68,336 and $222,089 for the three and nine months ended September 30, 2019. The key valuation assumptions used consist, in part, of the price of the Company’s common stock ranging in price from $3.90 to $4.29 at the issuance date; a risk-free interest rate ranging of 1.9% and the expected volatility of the Company’s common stock ranging from of 40% (estimated based on the common stock of comparable public entities). As of September 30, 2019, the unrecognized compensation expense was $535,424 which will be recognized as compensation expense over 1.95 years.

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

The Company accounts for fees paid to Amazon for products sold through its Amazon Stores as operating expense.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

The Company’s reserve for sales returns and allowances amounted to $13,000 as of September 30, 2019, compared to $13,000 as of December 31, 2018.

NOTE 8: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the quarters ended September 30, 2019 and 2018, respectively, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company (Note 3).

Concentration of Customers

For the three and nine months ended September 30, 2019 and 2018, respectively, the Company had the following concentrations of customers:

	Percentage of Revenues for the Nine Months Ended		Percentage of revenues for the Three Months Ended		Percentage of revenues for the Six Months Ended		Percentage of accounts receivables as of
	Sept 30		June 30,		June 30,		9/30/2019	June 30,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2019	2018
Customer 1	26%	25%	32%	22%	29%	32%	62%	62%	75%
Customer 2	33%	10%	23%	30%	37%	22%	11%	11%	6%
Customer 3	10%	17%	12%	0%	9%	0%	11%	11%	0%
Customer 4	9%	5%	11%	8%	8%	8%	3%	3%	7%
Customer 5	7%	4%	8%	4%	7%	5%	6%	3%	6%

Concentration of Suppliers

For the three and nine months ended September 30, 2019 and 2018, respectively, the Company had the following concentrations of suppliers:

	Percentage of Purchases for the Nine Months Ended		Percentage of purchases for the Three Months Ended		Percentage of purchases for the Six Months Ended		Percentage of accounts payable as of
	Sept 30		Sept 30,		June 30,		9/30/2019	June 30,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2019	2018
Supplier 1	38%	62%	49%	57%	32%	64%	63%	20%	43%
Supplier 2	17%	8%	19%	9%	16%	8%	18%	31%	17%
Supplier 3	17%	2%	15%	6%	18%	1%	8%	17%	0%
Supplier 4	10%	17%	7%	14%	12%	19%	5%	14%	38%
Supplier 5	10%	0%	11%	0%	10%	0%	7%	18%	0%
Supplier 6	8%	10%	0%	15%	12%	8%	0%	0%	0%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2019 and 2018. The Company’s bank balances exceeded FDIC insured amounts at times during the three and nine months ended September 30, 2019 and 2018. The Company’s bank balance exceeded the FDIC insured amounts during the three and nine months ended as of September 30, 2019.

Geographic Concentration

For the three and nine months ended September 30, 2019 and 2018, respectively, the Company had the following geographic concentrations:

	Share of revenues for the Three Months Ended		Share of revenues for the Nine Months Ended		Share of accounts receivables as of
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Australia	9%	10%	8.92%	10.10%	1%	3%
Other	14%	11%	14.5%	10.1%	8%	2%
UK	10%	4%	10.40%	4.23%	10%	0%
USA	66%	76%	66.16%	75.58%	80%	95%

NOTE 9: SENIOR SECURED CONVERTIBLE NOTES

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

The Company filed a registration statement (“Effectiveness Date”) on Form S-1 covering the resale of the shares underlying the Series A Note, the Series B Note and Warrants which was declared effective on October 15, 2019.

In connection with the granting of the Notes, the Company shall issue detachable warrants to the Investor, exercisable in whole or in part at any time during the five years from the date of issuance, in amount equal to 50% of the conversion shares underlying the Notes and have an exercise price of $1.00 per share. To the extent the Company has a change of control or a spinoff, the warrants provide for a put for the warrants to the Company at their Black- Scholes Valuation. The value of the warrants amounted to $575,000 and was recoded as debt discount in the accompanying balance sheet.

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

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 18, 2019, the date which the condensed financial statements were issued noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosures.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

For the three months ended September 30, 2019 and 2018 compared to the three months ended September 30, 2018

Revenues

Revenues for the three months ended September 30, 2019 and 2018 were $4,784,087 and $3,460,150, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2019 over 2018 by $1,323,937, or 38.3%, primarily due to an increase in sales orders for metal goods and soft goods.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2019 and 2018 was $3,304,118 and 2,806,041, respectively. Cost of goods sold increased in 2019 over 2018 by $498,077 or 17.8%, primarily due to the increase in revenues, increase in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2019 was 69.1% as compared to cost of goods sold as a percentage of revenues in 2018 of 81.1%. We have reduced our cost of goods sold as a percentage of revenue as we have achieved operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended September 30, 2019 and 2018 were $3,549,480 and $1,918,613, respectively. SG&A Expenses increased in 2019 over 2018 by $1,630,867 or 85%, primarily due to hiring additional employees, independent contractors and consultants to grow our existing business and continue our expansion. SG&A expense in 2019 as a percentage of revenues was 74.2% as compared to SG&A expense in 2018 as a percentage of revenues was 55.4%. We expect our SG&A expense will continue to increase as the Company plans to recruit additional sales and operational staff, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Research and development costs (the “R&D”) for the three months ended September 30, 2019 and 2018 were $391,460 and $591,489, respectively. R&D costs decreased in 2019 from 2018 by $200,029 or 33.8%, primarily due to a slowdown in R&D activities during the first two months of the third quarter. We expect R&D costs to continue to increase and return to levels similar to 2018 as the Company continues to develop new tools for the construction industry.

Other Expense

Other expense for the three months ended September 30, 2019 and 2018, respectively, consisted of change in the fair value of warrant derivative and interest expense. The Company recorded a gain of $59,780 and $0, for the three months ended September 30, 2019 and 2018, respectively, attributed to the change in the fair value associated with our Series B warrant derivative. The Company recorded interest expense for the three months ended September 30, 2019 of $288,152 and for the three months ended September 30, 2018 of $1,152,681.

Net Income

Due to factors set forth above, we recorded a net loss of $2,689,342 for the three months ended September 30, 2019 as compared to a net loss of $3,008,675 for the three months ended September 30, 2018.

For the nine months ended September 30, 2019 and 2018 compared to the nine months ended September 30, 2018

Revenues

Revenues for the nine months ended September 30, 2019 and 2018 were $14,560,898 and $11,925,629, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2019 over 2018 by $2,635,269, or 22.1%, primarily due to an increase in sales orders for metal goods and soft goods.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2019 and 2018 was $10,726,292 and 9,221,071, respectively. Cost of goods sold increased in 2019 over 2018 by 1,505,221 or 16.3%, primarily due to the increase in revenues, increase in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2019 was 73.7% as compared to cost of goods sold as a percentage of revenues in 2018 of 77.3%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the nine months ended September 30, 2019 and 2018 were $8,807,483 and $4,641,290, respectively. SG&A Expenses increased in 2019 over 2018 by $4,116,193 or 88.7%, primarily due to hiring additional employees, independent contractors and consultants to grow our existing business and continue our expansion. SG&A expense in 2019 as a percentage of revenues was 60.5% as compared to SG&A expense in 2018 as a percentage of revenues was 38.9%. We expect our SG&A expense will continue to increase as the Company plans to recruit additional sales and operational staff, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Research and development costs (the “R&D”) for the nine months ended September 30, 2019 and 2018 were $1,521,503 and $1,446,913, respectively. R&D costs increased in 2019 over 2018 by $74,590 or 5.2%, primarily due to the costs incurred in developing new tools, a ruggedized mobile device, software applications to run on the mobile device related to construction industry, and stock-based compensation expense and bonuses to R&D management team. We expect R&D costs to continue to increase as the Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the nine months ended September 30, 2019 and 2018, respectively, consisted of change in the fair value of warrant derivative and interest expense. The Company recorded a gain of $4,769,363 and $0, for the nine months ended September 30, 2019 and 2018, respectively, attributed to the change in the fair value associated with our Series B warrant derivative. The Company recorded interest expense for the nine months ended September 30, 2019 of $456,690 and for the nine months ended September 30, 2018 of $2,561,482.

Net Income

Due to factors set forth above, we recorded a net loss of $2,181,707 for the nine months ended September 30, 2019 as compared to a net loss of $7,137,615 for the nine months ended September 30, 2018.

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

Although our sales increased by 22.1% during the nine months ended September 30, 2019 compared to the same period in 2018, we are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

We had $2,455,323 in cash at September 30, 2019 and 2018 as compared to $5,459,884 at December 31, 2018.

As of September 30, 2019, the Company’s principal sources of liquidity consisted of approximately $2.5 million of cash and future cash generated from operations, and a $4.6 million balance from its second senior secured promissory note with its August 2019 investor, which proceeds it anticipates it will be able to access in December 2019. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying interim condensed financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying interim condensed financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying condensed unaudited financial statements.

CASH FLOWS

Net cash flows used in operating activities for the nine months ended September 30, 2019 was $8,433,420, attributable to a net loss of $2,181,707, offset by depreciation expense of $157,652, amortization of debt issuance cost of $198,913, change in the fair value of warrant derivative of $4,769,363, stock-based compensation expense of $273,200, and net increase in operating assets of $2,112,114. Net cash flows used in operating activities for the nine months ended September 30, 2018 was $1,713,764, attributable to net loss of $7,137,615, offset by depreciation expense of $93,021, amortization of original issuance of debt discount and debt issuance cost of $1,443,955, stock issued in settlement of $939,538, stock-based compensation expense of $654,608, and a net decrease in operating assets of $2,292,729.

Net cash used in investing activities for the nine months ended September 30, 2019 was $651,795 attributed to the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2018 was $0.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $6,080,654, primarily attributable to proceeds from exercise of Series A warrants of $2,172,680, proceeds from exercise of Placement Agent warrants of $16,818, proceeds from sale of common stock of $142, net proceeds from note receivable of $4,515,000 less repayments of factor loan payable of $623,844. Net cash provided by financing activities for the nine months ended September 30, 2018 was $1,728,025, primarily due to cash received from sale of Class B Convertible Preferred Stock of $1,201,157 and of notes payable of $752,579, and net cash payments of $25,000 for debt modification, $38,000 for public offering cost and $162,711 for loans payable.

As a result of the activities described above, we recorded a net decrease in cash of $3,004,561 and an increase of $14,261 for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company filed a registration statement in connection therewith, which was declared effective on October 15, 2019.

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

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended September 30, 2019 and 2018, included with this quarterly report.

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

As of September 30, 2019, we maintain effective controls over the control environment, including our internal control over financial reporting. Because we are a small company with only two employees in our finance department, we have retained an outside firm to ensure the ability to have adequate segregation of duties in the financial statement preparation process.

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

We have also acknowledged that as a result of our IPO and the complex financial instruments involved, we do not have adequate inhouse expertise or manpower to manage all aspects of financial reporting internally. As a result, we have hired outside consultants to assist in this process as needed. In November 2018, we consummated our initial public offering, and are now completing our first full quarter as a fully reporting company. We continue to work with our structure in which we have a chief financial officer and will have a full time controller, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. With material, complex and non-routine transactions, management continues to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions and assure proper reporting. The remediation steps taken are subject to the Audit Committee oversight. Our management believes there have been significant improvements of internal controls over financial reporting during the year ended December 31, 2018 and quarter ended September 30, 2019 and 2018, which will ensure adequate segregation of duties which existed as of December 31, 2018 and September 30, 2019 and 2018, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management, together with the Audit Committee, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 and 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court’s order denying the Company’s motion for relief from the default judgment and directing the trial court to grant the Company’s motion for relief, including allowing the Company to file an Answer and contest Minassian’s claims. We expect the appellate court to issue a remittitur officially transferring the matter from the appellate court back to the trial court for further proceedings consistent with its ruling. Upon return to the trial court, the Company intends to vigorously contest Minassian’s claims.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2019 and 2018 and subsequent thereto through the date of filing this report, we conducted the following transactions, all exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

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

TOUGHBUILT INDUSTRIES, INC.

Date: November 18, 2019	By:	/s/ Michael Panosian
MICHAEL PANOSIAN
CHIEF EXECUTIVE OFFICER AND CHAIRMAN
(Principal Executive Officer)

