Form 10-K
period 2019-12-31
Toughbuilt Industries, Inc
filed 2020-03-30
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ until ___

Commission File Number 001-38739

TOUGHBUILT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0820877
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

25371 Commercentre Drive, Suite 200 Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 528-3100

Securities Registered under Section 12(b) of the Act

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock	TBLT	NASDAQ CAPITAL MARKET
Series A Warrants	TBLTW	NASDAQ CAPITAL MARKET

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the 23,186,931 shares of voting stock held by non-affiliates of the registrant on June 30, 2019 was $8,092,239.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 27, 2020
Common Stock	109,990,257

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

PART I

Item 1 Description of Business

Overview

Our company was formed on April 9, 2012 as Phalanx, Inc., under the laws of the State of Nevada and changed its name to ToughBuilt Industries, Inc. on December 29, 2015. We were formed to design, manufacture and distribute innovative tools and accessories to the building industry. We market and distribute various home improvement and construction product lines for both do-it-yourself (“DIY”) and professional markets under the TOUGHBUILT® brand name, within the global multibillion dollar per year tool market. All of our products are designed by our in-house design team. Since our initial launch of product sales eight years ago, we have experienced significant annual sales growth from approximately $1,000,000 in 2013 to $20,000,000 in 2019.

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

Our business is currently based on development of innovative and state of the art products, primarily in tools and hardware category, with particular focus on building and construction industry with the ultimate goal of making life easier and more productive for contractors and workers alike. Our current product line includes two major categories related to this field, with several additional categories in various stages of development, consisting of Soft Goods and Kneepads and Sawhorses and Work Products.

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

Recent Business Developments

The following highlights recent developments in our business over the past five years:

●	In 2018, we entered into contractual agreements with two additional distributors and retailers.

●	We launched a new line of miter-saw stands with three different SKUs and a new line of gloves with 16 different SKUs. Our sales increased from $14,201,836 in 2017 to $15,289,400 in 2018.

●	In November 2018, we completed our initial public offering, pursuant to which we received net proceeds of $12,415,500 after deducting underwriting discounts and commissions of $934,500. The Company incurred $743,765 in expenses related to the initial public offering.

●	On August 19, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it sold $11.5 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

●	In the January 28, 2020 public offering, the Company sold 43 million shares of its common stock and 47.45 million warrants (each exercisable into ½ of a share of common stock for a total of 23.725 million shares of common stock) from which it received gross proceeds of $9,030,000 (less underwriters discount of $722,400 for net proceeds of $8,307,600).

●	On February 24, 2020, ToughBuilt Industries, Inc. (the “Company”) closed on the public offering of 4.45 million shares of its common stock, for gross proceeds of $934,500 (less underwriters discount of $74,760 for net proceeds of $859,740) based upon the overallotment option arising from the closing of its January 28, 2020 public offering.

Products

We create innovative products that help our customers build faster, build stronger and work smarter. We accomplish this by listening to what our customers want and need and researching how professionals work, then we create tools that help them save time, save hassle and save money.

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

Our soft sided tool storage line is designed for a wide range of do-it-yourself and professional needs. This line of pouches and tool and accessories bags is designed to organize our customers’ tools faster and easier. Interchangeable pouches clip on and off any belt, bag ladder wall or vehicle. Our products let our customers carry what they want so they have it when they want it.

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

Sawhorses and Work Products

The second major category consists of Sawhorses and Work Support products with unique designs and robust construction targeted for the most discerning users in the industry. The innovative designs and construction of the more than 15 products in this category have led to the sawhorses becoming among the best sellers of category everywhere they are sold. The newest additions in this category include several stands and work support products that are quickly gaining recognition in the industry and are expected to position themselves in the top tier products in a short time. Our sawhorse line, miter saw, table saw & roller stands are built to very high standards. Our sawhorse/jobsite table is fast to set up, holds 2,400 pounds, has adjustable heights, is made of all metal construction and has a compact design. We believe that these lines of products are slowly becoming the standard in the construction industry.

All of our products are designed in house to achieve features and benefits for not only the professional construction worker but also for the do-it-yourself person.

Business Strategy

Our product strategy is to develop product lines in a number of categories rather than focus on a single line of goods. We believe that this approach allows for rapid growth, wider brand recognition, and may ultimately result in increased sales and profits within an accelerated time period. We believe that building brand awareness of our current ToughBuilt lines of products will expand our share of the pertinent markets. Our business strategy includes the following key elements:

●	A commitment to technological innovation achieved through consumer insight, creativity and speed to market;
●	A broad selection of products in both brand and private labels;
●	Prompt response;
●	Superior customer service; and
●	Value pricing.

We will continue to consider other market opportunities while focusing on our customers’ specific requirements to increase sales.

Market

According to “Statista & Statistic Brain” the annual revenue in the construction industry (based on firm revenue) was $1.731 trillion for 2016 in the United States. There was approximately $394.6 billion in home improvement sales in the U.S. in 2018 (https://www.statista.com/statistics/239759/predicted-sales-of-home-improvement-retailers-in-the-us/). The heavy and civil engineering industry is over $260 billion in sales with tools and hardware alone totaling over $60 billion for that same time period. In 2016, there were approximately 729,000 construction companies in the United States employing more than 7.3 million employees. In addition to the construction market, our products are marketed to the “do-it-yourself” and home improvement market place. The home improvement industry has fared much better in the aftermath of the Great Recession than the housing market. The U.S. housing stock of more than 130 million homes requires regular investment merely to offset normal depreciation. And many households that might have traded up to more desirable homes during the downturn decided instead to make improvements to their current homes. Meanwhile, federal and state stimulus programs encouraged homeowners and rental property owners to invest in energy-efficient upgrades that they might otherwise have deferred. Finally, many rental property owners, responding to a surge in demand from households either facing foreclosure or nervous about buying amid the housing market uncertainty, reinvested in their units.

As a result, improvement and repair spending held up well compared to residential construction spending. According to “Home Improvement – Still Growing in 2019”, on www.hiri.org, “the HIRI/IHS Markit forecast expects 5.5% growth in the home improvement products market in 2019 after a strong 6.2% in 2018.”

Total home improvement products sales was expected to increase 5.5% in 2018 to $420 billion in total sales. The Professional Market was expected to increase 6.0% in 2019 over 2018 and the Consumer Market will see a sales increase of 5.3%.

TOUGHBUILT® products are available worldwide in many major retailers ranging from home improvement and construction products and services stores to major online outlets. Currently, we have placement in Home Depot, Menards, Toolbank (UK), Bunning’s (Australia), Princess Auto (Canada), Dong Shin Tool PIA (S. Korea) as well as seeking to grow our sales in global markets such as Western and Central Europe, Russia and Eastern Europe, South America and the Middle East.

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

Australia: Bunnings

New Zealand: Bunnings

Russia: VSEInstrumenti.ru

South Korea: Dong Shin Tool PIA Co., Ltd.

We are actively expanding into markets in Mexico and Latin American countries the Middle East and South Africa.

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

Innovation and Brand Strength

Management believes that the robust capabilities at ToughBuilt eclipse those of many competitors as not every distributor or factory has the ability to quickly identify industry and end user opportunities and execute quickly to deliver winning product lines consistently. Also, in our view, most distributors and factories do not have a recognizable and reputable brand or the proven ability to reach major retailers globally to position their products and brands. We believe that we are able to take a design from concept to market within a very short period of time.

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

New Products

Tools

In 2018, we ordered and launched a new line of gloves and 28 SKUs of tool belt and pouches. We also intend to launch the following tools in the second half of 2020:

●	Clamp line

●	Hammer line

●	Pliers line

●	Screwdriver line

●	Tape measure line

●	Utility knife line

Mobile Device Products

Since 2013, we have been planning, designing, engineering and sourcing the development of a new line of ToughBuilt mobile devices and accessories to be used in the construction industry and by building enthusiasts. We are planning to have our mobile device products ready to market by late 2020 at which time we intend to commence marketing and selling our mobile device products to our current global customer base. We believe that increasing numbers of companies in the construction industry are requiring their employees to utilize mobile devices not just to communicate with others but to utilize the special apps that will allow the construction workers to do their job better and more efficiently. All of our mobile devices are designed and built in accordance with IP-68 and to a military standard level of durability and with the cooperation of Foxconn Manufacturing.

Our ruggedized mobile line of products was created to place customized technology and wide varieties of data in the palm of the building professionals and enthusiasts such as contractors, subcontractors, foreman, general laborers and others. We are designing the devices, accessories and custom apps to allow the users to plan with confidence, organize faster, find labor and products faster, estimate accurately, purchase wisely, protect themselves, workers and their business, create and track invoicing faster and easier.

By the fourth quarter of 2020 or first quarter of 2021, we intend to launch our T.55 rugged mobile phones and earbud headphones, as well as a “T-Dock”, attachable battery, tri lens camera and tough shield cover and accessories. In the fourth quarter of 2020, we also intend to launch the following accessories: car charger, QI charger, car mounts and earbud pack, and we will focus on sales in the following industries: construction, industrial, military and law enforcement and “.coms”.

By the fourth quarter of 2020, we intend to launch applications for our mobile phones relating to the following topics:

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

We believe that mobility is one of the top technology trends that construction companies are focusing on in 2020 and beyond. Mobile technology continues to have a significant impact on business, specifically with regard to business communication as this technology enhances the ability for colleagues at different locations to easily communicate, enhances customer experience through the improvement of applications and websites available to consumers to do business through their devices “at their fingertips”, and optimizes business operations as there is instant access to business functions at any time and from any location.

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

Mobile Apps

We intend to include apps on our mobile devices and are developing, with a third party applications developer, apps which will include, among other things, building codes, permitting, estimating and job listings. The purposes of the apps that are being developed address:

●	Reducing construction delays. Gathering real-time information at the job site about issues such as tradesmen and contractors present at the site, construction progress, or incidents, can reduce overall project delays. This critical information helps to bring issues to light that might put projects on hold, and keep construction on schedule.

●	Improving communication with owners and project stakeholders. Completing daily reports at the job site on mobile devices and sending automated emails can tighten the communication loop with project stakeholders. When all parties involved in the project have access to the same information at the same time, errors are reduced and issues requiring attention can be addressed faster.

●	Increasing back-office efficiency. By eliminating the use of paper and spreadsheets, construction companies can save hundreds of hours spent on data entry, collating information for reporting, or looking for paperwork that has been lost or filed away. Increasing back-office efficiency allows projects to be run leaner and to be completed on time and on budget.

●	Improving accountability of field staff. Staff travel times, GPS locations and time spent on-site can all be consistently monitored with mobile apps. This improves accountability and reduces labor costs. Costs can be also reduced with mobile timesheets that record clock-in/clock-out time to the minute.

●	Improving accuracy of project documentation. Using mobile apps to capture information at the job site improves accuracy and reduces issues that arise from illegible handwriting, inconsistent data, and information gaps. Photos, GPS, time stamps and signatures captured on-site provide an accurate and indisputable audit trail for the project, delivering accountability to clients or evidence in legal disputes.

●	Improving equipment management. Construction companies that use a database-driven mobile solution can maximize the use of equipment through better management and tracking. Real-time information about maintenance schedules, availability, and equipment locations helps to improve inventory planning and use.

●	Utilizing real-time mobile access to plans and bylaws. With apps that provide two-way access to information, construction companies can file electronic versions of drawings, plans or bylaws for quick offline access by teams in the field. This improves productivity and reduces the need for re-work.

Sales Strategy

The devices, accessories and bolt-on digital tools will be sold through relevant home improvement big box stores, direct marketing to construction companies, direct marketing of trade/wholesale outlets and to professional outlets.

Intellectual Property

We hold several patents and trademarks of various durations and believe that we hold, have applied for or license all of the patent, trademark and other intellectual property rights necessary to conduct our business. We utilize trademarks (licensed and owned) on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and our company, and in distinguishing our goods from the goods of others. We consider our ToughBuilt®, Cliptech®, and Fearless® trademarks to be among our most valuable intangible assets. Trademarks registered both in and outside the U.S. are generally valid for ten years, depending on the jurisdiction, and are generally subject to an indefinite number of renewals for a like period on appropriate application.

In 2019, the United States Patent and Trademark Office (USPTO) granted two new design patents (US D840,961 S and US D841,635 S) that cover ToughBuilt’s ruggedized mobile devices, which are valid for a period of 15 years.

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

The markets for the Company’s mobile products and services are also highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of mobile communication and media devices, personal computers and other digital electronic devices. The Company’s competitors who sell mobile devices and personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features, relative price/performance, product quality and reliability, design innovation, a strong third-party software and peripherals ecosystem, marketing and distribution capability, service and support and corporate reputation.

The Company is focused on expanding its market opportunities related to mobile communication and media devices. These industries are highly competitive and include several large, well-funded and experienced participants. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses. Competitors include Apple, Samsung and Qualcomm, among others.

Employees

As of March 27, 2020, we have 24 full-time employees and 21 independent contractors and consultants. We also engage consultants on an as-needed basis to supplement existing staff. All of our employees, consultants and contractors that are involved with sensitive and/or proprietary information have signed non-disclosure agreements.

Item 1A Risk Factors

As a smaller reporting company, we are not required to supply the information required by this item.

Item 1B Unresolved Staff Comments

The Company has no, and has not had since inception, unresolved comments with the Commission Staff.

Item 2 Properties

We currently lease approximately 8,300 square feet of office space at 25371 Commercentre Drive, Suite 200, Lake Forest, CA 92630 as our principal offices. We believe these facilities are in good condition and satisfy our operational requirements. We intend to seek additional leased space, which will include some warehouse facilities, as our business efforts increase.

We entered into a lease for office space at 8669 Research Drive, in Irvine, CA, which is to replace the current corporate headquarters. The lease commenced on December 1, 2019 with no rent due until April 1, 2020. From April 1, 2020 through March 31, 2025, base rent will be due on the first of each month in the amount of $25,200. The Company paid an initatial amount of $68,128 compromising the rent for April 2020, a security deposit and the amount due for property taxes, insurance and association fees. The bases rent shall be adjusted on the following dates as follows:

12/1/2020-11/30/2021	$26,208
12/1/2021-11/30/2022	$27,256
12/1/2022-11/30/2023	$28,347
12/1/2023-11/30/2024	$29,480

The lease otherwise contains commercially market terms as to events of default and termination and the like.

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

1.	Edwin Minassian v. Michael Panosian and ToughBuilt Industries, Inc., Los Angeles Superior Court Case No. EC065533.

On August 16, 2016, Plaintiff Edwin Minassian filed a complaint against Defendants ToughBuilt Industries, Inc. (the “Company”) and Michael Panosian in the Superior Court of California, County of Los Angeles, Case No. EC065533. The complaint alleges breach of oral contracts to pay Plaintiff for consulting and finder’s fees, and to hire him as an employee. The complaint further alleged claims of fraud and misrepresentation relating to an alleged payment in exchange for stock in the Company. The complaint seeks unspecified monetary damages, declaratory relief, stock in the Company, and other relief according to proof.

On April 12, 2018, the Court entered judgments of default against the Company and Mr. Panosian in the amounts of $7,080 and $235,542, plus awarding Mr. Minassian a 7% ownership interest in the Company (the “Judgments”). Mr. Minassian served notice of entry of the judgments on April 17, 2018 and the Company and Mr. Panosian received notice of the entry of the default judgments on April 19, 2018.

The Company and Panosian satisfied the judgments on September 14, 2018 by payment of $252,949 to Plaintiff Minassian and by issuing Plaintiff Minassian 376,367 shares of common stock of the Company. On October 18, 2018, the Company and Panosian filed a Notice of Appeal from the Order denying their motion for relief from the above-referenced default judgment.

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court’s order denying ToughBuilt’s motion for relief from the default judgment and directing the trial court to grant ToughBuilt’s motion for relief, including allowing ToughBuilt to file an Answer and contest Minassian’s claims.

The appellate court recently issued an remittitur officially transferring the matter from the appellate court back to the trial court for further proceedings consistent with its ruling, and the Company and Panosian have filed an Answer to the Complaint. The trial court has not yet set a trial date, and discovery in this case is just now beginning. The Company intends to vigorously defend the Complaint and seek to recover the compensation and stock previously paid to satisfy the now vacated default judgment. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

2. Design 1st v. ToughBuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1st filed a Demand for Arbitration against ToughBuilt Industries seeking $169,094.35 in damages, plus attorney’s fees and costs. Claimaint contends the Company breached a written contract by failing to pay for design services. ‘The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956.07 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing. An arbitration hearing has not yet been scheduled by the arbitrator, Grant Kim, and discovery has not yet commenced. The Company intends to vigorously defend the Demand for Arbitration. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

The Company has recorded the litigation expense of $0 and $1,192,488 for the years ended December 31, 2019 and 2018, respectively.

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

Item 4 Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is currently quoted on Nasdaq Capital Market under the symbol “TBLT”, and warrants under the symbol “TBLTW”. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

On March 27, 2020, the closing price for our common stock as reported on the Nasdaq Capital Market was $0.15 per share.

Securities outstanding and holders of record

On March 27, 2020, there were approximately 100 shareholders of record for our common stock and 109,990,257 shares of our common stock issued and outstanding.

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

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). This 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 1,000,000 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). No employee will be eligible to receive more than 200,000 shares of common stock in any calendar year under the 2018 Plan pursuant to the grant of awards. On September 12, 2018, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under this Plan from 1,000,000 shares to 2,000,000 shares. On September 14, 2018, 1,000,000 options to purchase shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. There were no further issuances in 2019.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date of this Annual Report on Form 10-K. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report on Form 10-K.

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

Governments and health organizations have identified an outbreak of a respiratory illness caused by a new coronavirus which has been named COVID-19. The World Health Organization has declared the outbreak a global pandemic. While the worst of the pandemic seems to have subsided in China, its country of original origin, we are seeing the virus spread and start to peak in other parts of the globe, including in the U.S., which has caused massive closures of businesses and strain on shipping and freight systems world wide. Since the outbreak, all of our Chinese facilities were temporarily closed for a period of time. Most of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow.

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

FOR THE YEAR ENDED DECEMBER 31, 2019

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Revenues

Revenues, net of allowances, for the years ended December 31, 2019 and 2018 were $19,090,071 and $15,289,400, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2019 over 2018 by $3,800,671, or 24.9%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing customers and new customers, and introduction and sale of new soft goods products to our customers.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2019 and 2018 was $13,475,947 and $11,794,206, respectively. Cost of goods sold increased in 2019 over 2018 by $1,681,741 or 14.3%, primarily due to the increase in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2019 was 70.6% as compared to cost of goods sold as a percentage of revenues in 2018 of 77.1%. We expect to reverse the trend and reduce our cost of goods sold as a percentage of revenue as we achieve operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, litigation expense, and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the years ended December 31, 2019 and 2018 were $12,078,762 and $6,937,704, respectively. SG&A Expenses increased in 2019 over 2018 by $5,141,058 or 74.1%, primarily due to hiring additional employees, independent contractors and consultants to grow the Company. SG&A expense in 2019 as a percentage of revenues was 63.3% as compared to SG&A expense in 2018 as a percentage of revenues was 45.4%. We expect our SG&A expense will continue to increase as the Company plans to bring professional management team and staff on board, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Research and development costs (the “R&D”) for the years ended December 31, 2019 and 2018 were $2,116,108 and $1,816,389, respectively. R&D costs increased in 2019 over 2018 by $299,629 or 16.5%, primarily due to the costs incurred in developing new tools, a ruggedized mobile device, software applications to run on the mobile device related to construction industry, and stock-based compensation expense and bonuses to R&D management team. We expect R&D costs to continue to increase as the Company embarks on developing new tools for the construction industry, and the attachments for the ruggedized mobile device with new software applications.

Net Loss

Due to factors set forth above, and the lack of a warrant derivative at the end of 2019, with a change of $19,588,277 from 2019 over 2018, we recorded a net loss of $4,300,968 for the year ended December 31, 2019 as compared to a net loss of $27,651,412 for the year ended December 31, 2018.

Liquidity and Capital Resources

Although our sales increased by approximately 25% during the year ended December 31, 2019 compared to the same period in 2018, we are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

We had minimal cash at December 31, 2019 as compared to $5,459,884 at December 31, 2018, although we raised significant cash in January 2020 and February 2020, as stated above.

As of December 31, 2019, the Company’s principal sources of liquidity consisted of minimal cash and future cash generated from operations and fundraising activities. The Company does not believe that its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying financial statements, and this raises doubts about its ability to continue as a going concern. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Due to the uncertainty in the Company's ability to raise capital, management believes that there is substantial doubt in the Company's ability to continue as a going concern for twelve months from the issuance of these condensed financial statements.

CASH FLOWS

Net cash flows used in operating activities for the year ended December 31, 2019 was $10,229,337, attributable to a net loss of $4,300,969, offset by depreciation expense of $225,426, amortization of original issuance of debt discount and debt issuance cost and non-cash inducement cost for debt conversion of $626,546, change in the fair value of warrant derivative of $(5,251,852), stock-based compensation expense of $336,637, and net increase in operating assets of $1,768,059, and net decrease in liabilities of $97,066. The Company offered cash discounts to its customers and factors to accelerate payments of accounts receivable. In addition, the Company negotiated extended payment terms with its suppliers, vendors and related parties to conserve its cash. Net cash flows used in operating activities for the year ended December 31, 2018 was $8,243,414, attributable to a net loss of $27,651,412, offset by depreciation expense of $120,723, amortization of original issuance of debt discount and debt issuance cost and non-cash inducement cost for debt conversion of $5,278,132, change in the fair value of warrant derivative of $14,336,425, stock-based litigation settlement expense of $939,538, stock-based compensation expense of $557,042, stock issued in lieu of deferred salaries of $650,100 and net increase in operating assets of $1,154,073, and net decrease in liabilities of $1,319,889. The Company offered cash discounts to its customers and factors to accelerate payments of accounts receivable. In addition, the Company negotiated extended payment terms with its suppliers, vendors and related parties to conserve its cash.

There was net cash used by investing activities for the year ended December 31, 2019 of $1,031,115, attributable to cash paid for purchase of property and equipment. Net cash used by investing activities for the year ended December 31, 2018 was $0.

Net cash provided by financing activities for the year ended December 31, 2019 was $5,825,631, primarily attributable to net cash proceeds from the sale of senior secured notes to an investor in August 2019. Net cash provided by financing activities for the year ended December 31, 2018 was $13,658,951, primarily attributable to net cash proceeds from sale of common stock of $11,671,735, proceeds from sale of convertible preferred stock of $1,201,157 and proceeds from notes payable of $752,579.

We recorded a net decrease in cash of $5,434,821 for the year ended December 31, 2019.

Recent Financings

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

January 2019 Warrant Exchange

On January 24, 2019, the Company entered into exchange agreements with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock, for total gross proceeds to the Company of $2,172,638. Those investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $3.77, and the warrants are not exercisable until the six-month anniversary of the date of issuance thereof.

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

January 2020 Public Offering and February 2020 Greenshoe

On February 24, 2020, ToughBuilt Industries, Inc. (the “Company”) closed on the public offering of 4.45 million shares of its common stock, for gross proceeds of $934,500 based upon the overallotment option arising from the closing of its January 28, 2020 public offering. In the January 28, 2020 public offering, the Company sold 43 million shares of its common stock and 47.45 million warrants (each exercisable into ½ of a share of common stock for a total of 23.725 million shares of common stock) from which it received gross proceeds of $9,030,000.

Off Balance Sheet Arrangements

None.

Seasonality

Our business is a seasonal business as a result of our China-based production. For the first calendar quarter, we are not able to ship our products from China due to the hiatus as a result of their New Year holidays. We make up the lost sales from the first calendar quarter in the subsequent quarters.

Significant Accounting Policies

See the footnotes to our audited financial statements for the year ended December 31, 2019, included with this annual report.

Item 8 Financial Statements and Supplementary Data

TOUGHBUILT INDUSTRIES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ToughBuilt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ToughBuilt Industries, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Costa Mesa, California March 30, 2020

TOUGHBUILT INDUSTRIES, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018

Assets
Current Assets
Cash	$25,063	$5,459,884
Accounts receivable, net	2,075,380	985,854
Factor receivables, net	174,042	1,542,835
Inventory	2,215,497	379,915
Prepaid assets	254,070	222,000
Note receivable	4,480,000	-
Total Current Assets	9,224,052	8,590,488
Other Assets
Property and equipment, net	1,029,885	224,196
Other assets	215,688	36,014
Total Assets	$10,469,625	$8,850,698
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$2,536,871	$1,962,901
Accrued expenses	364,309	927,569
Deferred revenue	-	107,776
Factor loan payable	125,645	1,304,512
Warrant derivative	-	23,507,247
Convertible notes payable - current	4,216,307	-
Total Current Liabilities	7,243,132	27,810,005
Total Liabilities	7,243,132	27,810,005

Commitments and Contingencies (Note 7)
Shareholders’ Equity (Deficit)
Series D Preferred Stock, $1,000 par value, 5,775 and 0 shares authorized, issued, and outstanding at December 31, 2019 and December 31, 2018, respectively. Liquidation preference of $5,775,000 plus any off balance sheet accrued dividends.	4,816,485	-
Series C Preferred Stock, $.0001 par value, 1,268 and 0 shares authorized, issued, and outstanding at December 31, 2019 and December 31, 2018, respectively. No liquidation preference.	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 33,000,151 and 9,870,873 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	3,300	987
Additional paid-in capital	41,820,078	20,152,107
Accumulated deficit	(43,413,370)	(39,112,401)
Total Shareholders’ Equity (Deficit)	3,226,493	(18,959,307)
Total Liabilities and Shareholders’ Equity (Deficit)	$10,469,625	$8,850,698

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

Statements of Operations

	For The Years Ended December 31,
	2019	2018
Revenues, net of allowances
Metal goods	$8,987,088	$7,174,618
Soft goods	10,102,983	8,114,782
Total revenues, net of allowances	19,090,071	15,289,400

Cost of Goods Sold
Metal goods	6,285,750	5,897,354
Soft goods	7,190,197	5,896,852
Total cost of goods sold	13,475,947	11,794,206

Gross profit	5,614,124	3,495,194

Operating expenses:
Selling, general and administrative expenses	12,078,762	6,937,704
Litigation expense	-	1,192,488
Research and development	2,116,018	1,816,389
Total operating expenses	14,194,780	9,946,581

Loss from operations	(8,580,656)	(6,451,387)

Other income (expense)
Inducement cost for debt conversions	-	(3,542,161)
Interest expense	(972,165)	(3,321,439)
Change in fair value of warrant derivative	5,251,852	(14,336,425)
Total other income (expense)	4,279,687	(21,200,025)

Loss before provision for income taxes	(4,300,969)	(27,651,412)

Provision for income taxes	-	-

Net loss	(4,300,969)	(27,651,412)

Accretion of Redeemable Convertible Preferred Stock Dividend	-	(3,667,620)
Common Stock Deemed Dividend	-	(980,375)
Net loss attributable to common stockholders	$(4,300,969)	$(32,299,407)

Basic and Diluted Net Loss Per Share	$(0.14)	$(7.22)
Weighted Average Number of Shares Outstanding - Basic and Diluted	31,007,384	4,476,403

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

Statements of Shareholders’ Equity (Deficit)

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2018	-	$-		$-	3,679,500	$368	$1,711,197	$(11,460,989)	$(9,749,424)
Stock-based compensation expense	-	-		-	8,334	1	557,041	-	557,042
Stock issued in settlement of litigation	-	-		-	-	-	939,538	-	939,538
Conversion of Class B convertible preferred stock	-	-		-	1,366,768	137	4,961,431	-	4,961,568
Issuance of warrants to third parties for capital raise	-	-		-	-	-	594,293	-	594,293
Conversion of deferred salaries	-	-		-	136,863	14	650,086	-	650,100
Conversion of convertible debentures	-	-		-	1,726,678	172	6,267,924	-	6,268,096
Conversion of advance from officer	-	-		-	42,105	4	199,996	-	200,000
Conversion of notes payable	-	-		-	215,625	22	782,728	-	782,750
Sale of common stock in public offering	-	-		-	2,670,000	267	8,013,961	-	8,014,228
Sale of common stock in over-allotment to underwriters	-	-		-	25,000	2	121,907	-	121,909
Common stock deemed dividend	-	-		-	-	-	(980,375)	-	(980,375)
Accretion of redeemable convertible preferred stock dividend	-	-		-	-	-	(3,667,620)	-	(3,667,620)
Net loss	-	-		-	-	-	-	(27,651,412)	(27,651,412)

Balance - January 1, 2019	-	$-		$-	9,870,873	$987	$20,152,107	$(39,112,401)	$(18,959,307)
Issuance of common stock upon exercise of Series A Warrants, net of cost	-	-		-	424,116	42	2,172,638	-	2,172,680
Issuance of common stock as inducement to exercise Series A Warrants	-	-		-	508,940	51	(51)	-	-
Issuance of common stock upon exercise of Series B warrants	-	-		-	16,192,218	1,620	14,582,751	-	14,584,371
Issuance of common stock upon exercise of Placement Agent Warrants	-	-		-	4,004	-	16,818	-	16,818
Issuance of Series C preferred stock upon exchange of Series A and Series B warrants	4,268	-		-	-	-	3,671,024	-	3,671,024
Issuance of common stock upon Series C preferred (conversion)	(3,000)	-		-	3,000,000	300	(300)	-	-
Stock based compensation expense	-	-		-	-	-	336,637	-	336,637
Warrants issued in connection with convertible notes payable	-	-		-	-	-	595,000	-	595,000
Issuance of common stock upon conversion of convertible note payable	-	-		-	3,000,000	300	293,454	-	293,754
Issuance of Series D preferred stock upon exchange of convertible note payable	-	-	5,775	4,816,485	-	-	-	-	4,816,485
Net loss	-	-		-	-	-	-	(4,300,969)	(4,300,969)
Balance - December 31, 2019	1,268	$-	5,775	$4,816,485	33,000,151	$3,300	$41,820,078	$(43,413,370)	$3,226,493

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,300,969)	$(27,651,412)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	225,426	120,723
Amortization of debt discount and debt issuance cost	626,546	5,278,132
Change in fair value of warrant derivative	(5,251,852)	14,336,425
Stock issued in settlement of litigation	-	939,538
Stock-based compensation expense	336,637	557,042
Stock issued in lieu of deferred salaries	-	650,100
Changes in operating assets and liabilities
Accounts receivable, net	(1,089,526)	(832,446)
Factor receivables, net	1,368,793	120,563
Inventory	(1,835,582)	(281,243)
Prepaid assets	(32,070)	(169,500)
Other assets	(179,674)	8,553
Accounts payable	573,970	(368,323)
Accrued expenses	(563,260)	(951,567)
Deferred revenue	(107,776)	-
Net cash used in operating activities	(10,229,337)	(8,243,415)

Cash flows from investing activities:
Purchases of property and equipment	(1,031,115)	-
Net cash used in investing activities	(1,031,115)	-

Cash flows from financing activities:
Proceeds from sales of common stock, net of costs	-	11,671,735
Proceeds from sale of common stock of overallotment, net of costs	-	121,909
Proceeds from exercise of Series A warrants	2,172,680	-
Proceeds from exercise of Placement Agent warrants	16,818	-
Proceeds from sale of convertible preferred stock, net of costs	-	1,201,157
Cash repayments of notes payable	-	(114,000)
Payment from advance from officer	-	(200,000)
Proceeds from notes payable, net of costs	4,815,000	752,579
Proceeds (Repayments) of factor loan payable	(1,178,867)	225,571
Net cash provided by financing activities	5,825,631	13,658,951

Net increase (decrease) in cash	(5,434,821)	5,415,536
Cash, beginning of period	5,459,884	44,348
Cash, end of period	$25,063	$5,459,884

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$638,693
Income taxes	$800	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of deferred salaries into common stock	$-	$650,100
Conversion of notes payable of officer into common stock	$-	$200,000
Conversion of notes payable into Class A Units	$-	$862,500
Conversion of convertible debentures into Class A Units	$-	$8,633,390
Conversion of convertible preferred stock into Class A Units	$-	$6,833,839
Issuance of Class B Warrants for capital raise	$-	$594,293
Accretion of redeemable convertible preferred stock dividend	$-	$3,667,620
Common stock deemed dividend	$-	$980,375
Issuance of warrants to investors	$575,000	$-
Issuance of warrants as compensation for capital raise	$20,000	$-
Issuance of common stock upon Series C preferred stock conversion	$3,671,024	$-
Issuance of common stock upon convertible note conversion	$293,754	$-
Issuance of Class D preferred stock upon convertible note conversion	$4,816,485	$-
Restricted promissory note in connection with convertible notes payable	$4,780,000	$-
Original issue discount	$1,720,000	$-
Conversion of Series B warrants into common stock	$14,584,371	$-

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to Financial Statements

December 31, 2019 and 2018

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

On December 23, 2019, ToughBuilt Industries, Inc. (the “Company”) entered into an exchange agreement with an institutional investor pursuant to which the investor is exchanging $5.5 million principal amount of its August 19, 2019 Series A Senior Secured Note for 5,775 shares of its Series D Preferred Stock, which was authorized by the Company’s Board of Directors on December 21, 2019.

On February 24, 2020, ToughBuilt Industries, Inc. (the “Company”) closed on the public offering of 4.45 million shares of its common stock, for gross proceeds of $934,500 based upon the overallotment option arising from the closing of its January 28, 2020 public offering. In the January 28, 2020 public offering, the Company sold 43 million shares of its common stock and 47.45 million warrants (each exercisable into ½ of a share of common stock for a total of 23.725 million shares of common stock) from which it received gross proceeds of $9,030,000.

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

Going Concern

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $43.4 million at December 31, 2019, a net loss of approximately $4.3 million, and approximately $10.2 million of net cash used in operating activities for the year ended December 31, 2019. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the next twelve months from issuance of this Annual Report on Form 10-K. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company's ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company's ability to raise capital, management believes that there is substantial doubt in the Company's ability to continue as a going concern for twelve months from the issuance of these condensed financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at December 31, 2019 and 2018, respectively.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At December 31, 2019 and 2018, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Loan payable - factor”, on its balance sheet. The Company recorded a sales discount of $13,000 at December 31, 2019 and 2018, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At December 31, 2019 and 2018, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended December 31, 2019 and 2018, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense over the term of the related debt using the straight-line method which approximates the effective interest method. The costs associated with the outstanding loans payable are amortized over the term of the respective loan. The unamortized amount is presented as a reduction of debt on the accompanying balance sheets.

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

The Company had no derivative instruments as of December 31, 2019 requiring such valuation.

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

The table below provides a reconciliation of the beginning and ending balances for the warrant derivative which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2019	$23,507,247
Series B Warrants exercised or expired during the three months ended March 31, 2019	(14,584,371)
Series B Warrants exchanged for Series C Preferred Stock	(3,671,024)
Change in the fair value of warrant derivative	(5,251,852)
Balance, December 31, 2019	$-

Balance, January 1, 2018	$-
Fair value of warrant derivative at Issuance date	9,170,822
Change in the fair value of warrant derivative	14,336,425
Balance, December 31, 2018	$23,507,247

Revenue Recognition

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers (Topic 606). The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue.

The Company adopted ASC 606, including all related amendments, with a date of initial application of January 1, 2019 using the modified retrospective approach. The Company applied the guidance to contracts with customers that were not substantially complete as of January 1, 2019. The results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported with the Company’s historic accounting under ASC 605 – Revenue Recognition. For contracts, which were modified before the adoption date, the Company has not restated the contract for those modifications. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary. The cumulative effect of initially applying ASC 606 is to be applied as an adjustment to the opening balance of retained earnings. The Company analyzed this effect and found the adoption of ASC 606 did not have a material impact on its financial statements and revenue recognition is consistent with the Company’s historical accounting policies.

The Company recognizes revenues when product is delivered to the customer, and the ownership is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the FASB – Accounting Standards Codification 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. See Note 10 for further information on revenue recognition.

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended
	December 31, 2019	December 31, 2018
Preferred shares	7,043,000	517,875
Warrants	11,449,884	364,859
Options	1,063,419	125,000
Series A and Series B Notes	5,602,750
Total anti-dilutive weighted average shares	25,159,053	1,007,734

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on our condensed financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“Topic 326”)”. The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance to determine its impact it may have on its financial statements.

In December 2019, the FASB Issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine its impact it may have on its financial statements.

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

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. Financial information on factoring is set forth in the below table:

	For the Year Ended December 31,
	2019	2018
Factor payables, beginning balance	$1,304,512	$1,078,941
	-	-
New factorings	2,891,727	5,532,225
Payments, net of returns and discounts	(4,070,594)	(5,306,654)
Factor loan payable, net	$125,645	$1,304,512

NOTE 4: INVENTORY

Inventory consists of the following:

Description	December 31, 2019	December 31, 2018

Finished goods	$2,215,497	$379,915

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2019	December 31, 2018
Furniture	$111,490	$61,722
Computers	254,243	88,615
Production equipment	182,446	75,233
Tooling and molds	605,485	249,690
Website design	360,943	9,850
Leasehold Improvements	42,249	37,899
Less: accumulated depreciation	(526,971)	(298,813)
Property and Equipment, net	$1,029,885	$224,196

Depreciation expense for the years ended December 31, 2019 and 2018, was $225,426 and $120,723, respectively.

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

SENIOR SECURED CONVERTIBLE NOTES

On August 19, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it sold $11.5 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The first note (the “Series A Note”) has a face amount of $6.72 million for which the investor paid $5 million in cash. The second note (the “Series B Note” and with the Series A Note, collectively referred to as the “Notes”) has a principal amount of $4.78 million for which the investor paid $4.78 million in the form of a full recourse promissory note issued by the investor to the Company (the “Investor Note”) secured by $4.78 million in cash or cash equivalents of the investor (i.e :an original issue discount of approximately 15% to the face amount of the Series B Note). No portion of the Series B Note may be converted into shares of our common stock (the “Common Stock”) until the corresponding portion of the Investor Note has been prepaid to the Company in cash, at which point in time such portion of the Series B Note shall be deemed “unrestricted”. The Investor Note is subject to optional prepayment at any time at the option of the investor and mandatory prepayment, at the Company’s option, subject to certain equity conditions, at any time 45 Trading Days after the effectiveness of a resale registration statement (or otherwise the applicability of Rule 144 promulgated under the Securities Act of 1933, as amended). Notwithstanding the foregoing, the Company may not effect a mandatory prepayment if the shares underlying the Series A Note and the portion of the Series B Note that has become unrestricted exceeds 35% of the market capitalization of the Company. The Company incurred $485,000 in debt issuance costs on these notes which has been recorded as a debt discount.

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

On December 23, 2019, ToughBuilt Industries, Inc. (the “Company”) entered into an exchange agreement with an institutional investor pursuant to which the investor is exchanging $5.5 million principal amount of its August 19, 2019 Series A Senior Secured Note for 5,775 shares of its Series D Preferred Stock, which was authorized by the Company’s Board of Directors on December 21, 2019.

As of December 31, 2019, the principal amount of notes payable - current was $5,602,750. Amortization of debt discount and debt issuance costs for the year ended December 31, 2019 amounted to $626,546. The unamortized amount of debt discount and debt issuance cost as of December 31, 2019 was $1,386,443.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On January 3, 2017, the Company executed a non-cancellable operating lease for its principal office with the lease commencing February 1, 2017 for a five (5) year term. The Company paid a security deposit of $29,297, which is included in other assets on the accompanying balance sheets. The lease required the Company to pay its proportionate share of direct costs estimated to be 22.54% of the total property, a fixed monthly direct cost of $6,201 for each month during the term of the lease, and monthly rental pursuant to the lease terms.

We entered into a lease for office space at 8669 Research Drive, in Irvine, CA, which is to replace the current corporate headquarters. The lease commenced on December 1, 2019 with no rent due until April 1, 2020. From April 1, 2020 through March 31, 2025, base rent will be due on the first of each month in the amount of $25,200 escalating annually on December 1 of each year to $29,480 beginning December 1, 2023. The Company paid an initial amount of $68,128 comprising the rent for April 2020, a security deposit and the amount due for property taxes, insurance and association fees.

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Amount
2020	$383,601
2021	502,872
2022	343,821
2023	341,293
2024	353,765
2025	88,411
Total	$2,013,793

The Company recorded rent expense of $201,540 and $164,626 for the years ended December 31, 2019 and 2018, respectively.

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

1.	Edwin Minassian v. Michael Panosian and ToughBuilt Industries, Inc., Los Angeles Superior Court Case No. EC065533.

On August 16, 2016, Plaintiff Edwin Minassian filed a complaint against Defendants ToughBuilt Industries, Inc. (the “Company”) and Michael Panosian in the Superior Court of California, County of Los Angeles, Case No. EC065533. The complaint alleges breach of oral contracts to pay Plaintiff for consulting and finder’s fees, and to hire him as an employee. The complaint further alleged claims of fraud and misrepresentation relating to an alleged payment in exchange for stock in the Company. The complaint seeks unspecified monetary damages, declaratory relief, stock in the Company, and other relief according to proof.

On April 12, 2018, the Court entered judgments of default against the Company and Mr. Panosian in the amounts of $7,080 and $235,542, plus awarding Mr. Minassian a 7% ownership interest in the Company (the “Judgments”). Mr. Minassian served notice of entry of the judgments on April 17, 2018 and the Company and Mr. Panosian received notice of the entry of the default judgments on April 19, 2018.

The Company and Panosian satisfied the judgments on September 14, 2018 by payment of $252,949 to Plaintiff Minassian and by issuing Plaintiff Minassian 376,367 shares of common stock of the Company. On October 18, 2018, the Company and Panosian filed a Notice of Appeal from the Order denying their motion for relief from the above-referenced default judgment.

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court’s order denying ToughBuilt’s motion for relief from the default judgment and directing the trial court to grant ToughBuilt’s motion for relief, including allowing ToughBuilt to file an Answer and contest Minassian’s claims.

The appellate court recently issued an remittitur officially transferring the matter from the appellate court back to the trial court for further proceedings consistent with its ruling, and the Company and Panosian have filed an Answer to the Complaint. The trial court has not yet set a trial date, and discovery in this case is just now beginning. The Company intends to vigorously defend the Complaint and seek to recover the compensation and stock previously paid to satisfy the now vacated default judgment. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

2. Design 1st v. ToughBuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1st filed a Demand for Arbitration against ToughBuilt Industries seeking $169,094.35 in damages, plus attorney’s fees and costs. Claimaint contends the Company breached a written contract by failing to pay for design services. ‘The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956.07 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing. An arbitration hearing has not yet been scheduled by the arbitrator, Grant Kim, and discovery has not yet commenced. The Company intends to vigorously defend the Demand for Arbitration. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

The Company has recorded the litigation expense of $0 and $1,192,488 for the years ended December 31, 2019 and 2018, respectively.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 8: STOCKHOLDERS’ EQUITY

At December 31, 2019, the Company had 200,000,000 shares of common stock and 5,000,000 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. In addition, the Company had 5,775 shares of Series D preferred stock, authorized, with a par value of $1,000 per share.

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

As of December 31, 2019, the Company had 33,000,151 shares of common stock issued and outstanding. At December 31, 2018, the Company had 9,870,873 shares of common stock issued and outstanding.

Warrants

Placement Agent Warrants

The Company has issued warrants to the placement agents to purchase one share of its common stock at an exercise price of $12.00 per share. The warrants issued in its October 2016 Private Placement expire on October 17, 2021, and the warrants issued in its March 2018 Private Placement, May 2018 Private Placement and August 2018 Financing expire on September 4, 2023. The exercise price and number of shares of common stock or other securities issuable on exercise of such warrants are subject to customary adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. As of December 31, 2019, and 2018, 44,373 warrants and 45,775 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

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

The Company had no shares of Class B Convertible Preferred Stock, 265,500 Class B Warrants, and 45,775 Placement Agent Warrants issued and outstanding as of December 31, 2018. The Company had no shares of Class B Convertible Preferred Stock, 265,500 Class B Warrants, and 44,373 Placement Agent Warrants issued and outstanding at December 31, 2019.

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

April 2019 Exchange

On April 11, 2019, Hillair Capital Investment LP exchanged its ToughBuilt Industries, Inc. Series A Warrant to purchase up to 1,189,560 shares of common stock of the Company and a Series B Warrant to purchase up to 1,005,760 shares of Common Stock, which Series B Warrants are subject to certain anti-dilution provisions imbedded in such Series B Warrants for 4,268 shares of Company’s Series C Convertible Preferred Stock having the rights, preferences and privileges set forth in the Certificate of Designation, filed by the Company with the Secretary of State of Nevada The shares of Series C Convertible Preferred Stock are convertible into 4,268,000 shares of the Company’s common stock, and rights to convert into common stock are subject to limitations on ownership at any one time of Company common stock up to 9.9% of the issued and outstanding shares of common stock of the Company; otherwise, the Series C Convertible Preferred Stock has no rights not awarded to holders of common stock of the Company. Hillair Capital’s right to convert into shares of common stock is subject to daily volume limitations as follows:

Up to 500,000 shares of daily volume, may trade 15% of the volume

From 500,001 shares through 1,000,000 shares of daily volume, may trade 20% of the volume

From 1,000,001 shares of daily volume, may trade 25% of the volume.

All Series C Convertible Preferred Stock has been converted into common stock as of December 31, 2019.

Series D Preferred Stock

On December 23, 2019, we exchanged $5,500,000 principal amount of our Senior Secured Convertible Notes for 5,775 shares of our Series D Preferred Stock, all of which remained issued and outstanding on December 31, 2019.

The terms of the Series D Preferred Stock are as follows:

Stated Value	$1,000 per share, subject to increase for (a) any capitalized dividends and (b) on June 30, 2020 (and each six month anniversary thereafter), the Stated Value shall increase by 5%.

Dividends:	The Series D Preferred Stock shall participate with any dividends paid to the holders of Common Stock. In addition, from now until June 30, 2020, shall accrue dividends at a rate of 8% per annum and from June 30, 2020 and thereafter, at 12% per annum, which shall capitalize to the stated value of the Series D Preferred Stock on a monthly basis. Upon the occurrence of certain triggering events, the Series D Preferred Stock shall accrue additional dividends at a default rate set forth in the definitive documentation.

Conversion Price:	The Investor may elect to convert the Series D Preferred Stock into shares of Common Stock at a conversion price (the “Conversion Price”) equal to $1.00 per share. The Conversion Price of the Series D Preferred Stock shall be subject to customary adjustments for stock splits, dividends, recapitalizations and similar events. The Series D Preferred Stock shall be alternatively convertible at the Alternate Conversion Price (as defined in our previously outstanding notes (the “Existing Notes”).

Voting Rights

Series D Preferred Stock vote together on all matters as a class, with the approval of a majority of the Series D Preferred Stock required to amend or waive any term or condition of the Series D Preferred Stock. Series D Preferred Stock shall vote on an as-converted basis with the holders of Common Stock on all matters (subject to applicable ownership blockers, including not exceeding 19.9% in any event).

Company Exchange Right

The Company shall have the right to exchange the Series D Preferred Stock, at its option back into senior secured convertible notes in the form of the Existing Notes, at any time, with such New Exchange Notes having an initial outstanding amount equal to the stated value, accrued and unpaid dividends and any other amounts outstanding with respect to such Series D Preferred Stock subject to such exchange.

Limitations on Beneficial Ownership:

Notwithstanding anything herein to the contrary, no Preferred Stock of any Investor shall be issued or shall be convertible if after such conversion such Investor would beneficially own more than 4.99% of the shares of Common Stock then outstanding (as defined under Section 13(d) of the Securities Act of 1933, as amended).

Exchange Cap	The Series D Preferred Stock shall share the Exchange Cap of the August 19, 2019 Series A Note and Series B Note and, to the extent the Existing Notes have been converted into 19.9% of the Common Stock, shall not be convertible until such time as stockholder approval has been obtained and/or additional shares of Common Stock are eligible to be converted thereunder in compliance with the rules and regulations of the Principal Market.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase One Hundred and Twenty-Five Thousand (125,000) shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $10.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2017, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $112,215 for each of the years ended December 31, 2019 and 2018, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.60 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of December 31, 2019, there was no unrecognized compensation expense.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). This 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 1,000,000 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). No employee will be eligible to receive more than 200,000 shares of common stock in any calendar year under the 2018 Plan pursuant to the grant of awards. On September 12, 2018, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under this Plan from 1,000,000 shares to 2,000,000 shares. On September 14, 2018, 1,000,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. During the year ending December 31, 2019, 61,581 options granted under the 2018 Plan have been forfeited. The Company recorded compensation expense of $290,524 and $402,027 for the years ended December 31, 2019 and 2018, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock ranging in price from $3.90 to $4.29 at the issuance date; a risk-free interest rate ranging from 2.86% to 2.92%, and the expected volatility of the Company’s common stock ranging from of 29.8% to 31.1% (estimated based on the common stock of comparable public entities). As of December 31, 2019, the unrecognized compensation expense was $548,865 which will be recognized as compensation expense over 2.71 years.

NOTE 9: INCOME TAX

Income tax expense for the years ended December 31, 2019 and 2018 is summarized as follows.

	December 31, 2019	December 31, 2018
Deferred:
Federal	$(2,034,701)	$(2,720,081)
State	(693,481)	(904,569)
Change in valuation allowance	2,728,182	3,624,650
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2019	December 31, 2018
Book income (loss)	21.00%	21.00%
State taxes	6.98%	6.98%
Change in the fair value of warrant derivative	34.17%	-14.51%
Other permanent items	2.57%	-0.36%
Valuation allowance	(64.72)%	-13.11%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforward	$9,044,119	$6,357,768
Other	267,766	225,935
Total gross deferred tax assets	9,311,885	6,583,703
Less: valuation allowance	(9,311,885)	(6,583,703)
Net deferred tax assets	$-	$-

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

At December 31, 2019 and 2018, the Company had net operating losses of approximately $32,100,000 and $22,500,000, respectively, for U.S. federal and California income tax purposes available to offset future taxable income, expiring on various dates through 2037. Federal losses generated in 2018 and onward aggregating $22,000,000 do not expire. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $2,728,182 and $3,624,650, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company is no longer subject to the U.S. federal and state income tax examination to the extent the net operating losses are carried forward and impact a year that is open to examination by the authorities. The Company’s income tax returns for the years 2016-2018 are subject to examination.

NOTE 10: REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS AND ALLOWANCES

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

The Company disaggregates its revenues by major geographic region. See Note 11, Concentrations, Geographic Data, and Sales by Major Customers, for further information.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

The Company’s reserve for sales returns and allowances amounted to $13,000 as of December 31, 2019, compared to $13,000 as of December 31, 2018.

NOTE 11: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the years ended December 31, 2019 and 2018, respectively, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company (Note 3).

Concentration of Customers

The Company sold its products to four customers that accounted for approximately 69% and 74% of the total revenues for the years ended December 31, 2019 and 2018, respectively. The same four customers accounted for 78% and 69% of the total accounts receivable balance due to the Company at December 31, 2019 and 2018, respectively.

Concentration of Suppliers

The Company purchased products from four vendors for the years ended December 31, 2019 that accounted for approximately 76% of its total cost of goods sold.

The Company purchased products from four vendors for the year ended December 31, 2018 that accounted for approximately 78% of its total cost of goods sold.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2019. The Company’s bank balances exceeded FDIC insured amounts at times during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company’s bank balance exceeded the FDIC insured amounts by $0 and $5,209,884, respectively.

Geographic Concentration

Geographical distribution of net revenue consisted of the following for the years ended December 31, 2019 and 2018, respectively, as follows:

	For the Year Ended December 31,
	2019	2018
Australia	9%	11%
USA	66%	75%
Other	25%	14%

NOTE 12: SUBSEQUENT EVENTS

The Company evaluated subsequent events through March __, 2020, the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2019, and events which occurred subsequent to December 31, 2019 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements, except for the following:

●	On February 24, 2020, ToughBuilt Industries, Inc. (the “Company”) closed on the public offering of 4.45 million shares of its common stock, for gross proceeds of $934,500 based upon the overallotment option arising from the closing of its January 28, 2020 public offering. In the January 28, 2020 public offering, the Company sold 43 million shares of its common stock and 47.45 million warrants (each exercisable into ½ of a share of common stock for a total of 23.725 million shares of common stock) from which it received gross proceeds of $9,030,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The names, positions and ages of our directors and executive officers as of the date of this proxy statement are as follows:

Name	Age	Position
Michael Panosian	56	President, CEO and Director
Joshua Keeler	40	Vice-President - Research & Development and Director
Zareh Khachatoorian	60	COO and Secretary
Jolie Kahn	55	Acting Chief Financial Officer

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Michael Panosian, Co-Founder, President, CEO and Director

Mr. Panosian co-founded our Company in 2012 and has been our CEO, President and director since inception. In 2008, Mr. Panosian co-founded Pandun, Inc., a manufacturer and distributor of tools and tool accessories in Asia, and served as its CEO until 2012. Mr. Panosian has over 16 years of extensive experience in innovation, design direction, product development, brand management, marketing, merchandising, sales, supply chain and commercialization experience in the hardware industry. He has launched several product projects spanning several fields. Mr. Panosian has deep knowledge of doing business in China where he managed a team of over 350 engineers, industrial designers and marketing professionals while stationed in Suzhou with his team for 4 years. Mr. Panosian is a graduate of Northrop University in Aerospace engineering with numerous specializations; he holds numerous patents and trademarks that are shared with some of his colleagues at our Company and other development teams. Mr. Panosian has been deemed to be suitable as a director due to his intimate knowledge of the Company since inception and his business and engineering expertise.

Joshua Keeler, Co-Founder, Vice-President Research & Development and Director

As the Vice-President Research & Development at our Company, Mr. Keeler is responsible for all product development. Mr. Keeler co-founded our Company in 2012 and works directly with Mr. Panosian in bringing innovative ideas to market. Mr. Keeler is a graduate of Art Center College of Design with a BS in Industrial Design. Mr. Keeler has over 12 years of product development experience, working on projects spanning several fields, including: automotive, personal electronics, sporting goods and a wide expanse of tools. From 1999 to 2000 he was co-owner and vice-president of Oracle Industrial Design, Co., a private company specializing in industrial design and product development. From August 2000 to April 2004, Mr. Keeler worked for Positec Power Tool Co., a private company in Suzhou, China, designing and creating a large innovation library of numerous power tool concepts. From August 2005 to April 2008, Mr. Keeler was the chief designer for Harbinger International, Inc. From August 2008 to April 2012, he was chief designer for Pandun Inc, specializing in innovative tools and supporting products. He has lived in China and has extensive experience working directly with manufacturers to get designs into production. Mr. Keeler became a Director at our 2019 Annual Meeting, and is deemed suitable as a director by our board of directors (the “Board”) due to his depth of R&D knowledge in the industry.

Zareh Khachatoorian, Chief Operating Officer and Secretary

Mr. Khachatoorian has over 30 years of experience in the realms of corporate purchasing, product development, merchandising and operations. Prior to joining ToughBuilt in January 2016, Mr. Khachatoorian was the President of Mount Holyoke Inc. in Northridge California, starting in May 2014. Mr. Khachatoorian led Mount Holyoke Inc. in the servicing of its entire import and distribution operations. From August 2008 to April 2014, Mr. Khachatoorian served as the Vice President of Operations at Allied International (“Allied”) in Sylmar, California. At Allied, Mr. Khachatoorian was responsible for the management of overseas and domestic office employees and departments involved in the areas of procurement and purchasing, inventory management, product development, engineering, control and quality assurance, and other related areas. Mr. Khachatoorian holds a Bachelor of Science degree in Industrial Systems Engineering from the University of Southern California. Additionally, Mr. Khachatoorian has been credited as the inventor or co-inventor of more than twenty issued patents, as well as several pending patents with the United States Patent and Trademark Office (USPTO). Mr. Khachatoorian is fluent in Armenian and Farsi.

Jolie Kahn, Acting Chief Financial Officer

Ms. Kahn, age 55, has an extensive background in corporate finance and corporate and securities law. She has been the proprietor of Jolie Kahn, Esq. since 2002. Ms. Kahn has also acted in various corporate finance roles, including extensive involvement of preparation of period filings and financial statements and playing an integral part in public company audits. She also works with companies and hedge funds in complex transactions involving the structuring and negotiation of multi-million dollar debt and equity financings, mergers, and acquisitions. Ms. Kahn has practiced law in the areas of corporate finance, mergers & acquisitions, reverse mergers, and general corporate, banking, and real estate matters. She represents both public and private companies, hedge funds, and other institutional investors in their role as investors in public companies.

Independent Directors

The names, positions and ages of our independent directors (as defined by NASDAQ and SEC rules), all of whom became directors as of November 14, 2018, are as follows:

Name	Age	Position
Robert Faught	70	Director
Paul Galvin	55	Director
Frederick D. Furry	50	Director
Linda Moossaian	53	Director

Robert Faught, Director

As a global senior executive and CEO, Mr. Faught held leadership positions for Fortune 500 companies including Comcast, and Phillips/Lucent. He was the founder and CEO of SmartHome Ventures, a home automation company servicing retail, utility, insurance and telephony distribution channels and their customers. In these leadership roles, he led the development and implementation of the strategic vision throughout the organization, recruited senior talent, led leadership development and oftentimes, oversaw a realignment of senior roles where some executives were outplaced. At Faught Associates, he offers consulting, executive search, leadership development and outplacement to bring an exceptional leadership and performance direction that provides growth and internal development. From January 2014 to January 2016 he was the President and Chief Executive Officer of SmartHome Ventures and has served on its Board since January 2016. The Board has determined that Mr. Faught is suitable as a director due to his long standing leadership roles with Fortune 500 companies.

Paul Galvin, Director

Paul M. Galvin was appointed as a director and the Chief Executive Officer of SG Blocks, Inc. upon consummation of the reverse merger among CDSI Holdings Inc., CDSI Merger Sub, Inc., SG Blocks, and certain stockholders of SG Blocks on November 4, 2011. Mr. Galvin is a founder of SGBlocks, LLC, the predecessor entity of SGB. He has served as the Chief Executive Officer of SGB and its predecessor entity since 2008. Mr. Galvin has been a managing member of TAG Partners, LLC), an investment partnership formed for the purpose of investing in SGB, since October 2007. Mr. Galvin brings over 20 years of experience developing and managing real estate, including residential condominiums, luxury sales, and market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing, and child survival, where he served for over a decade in a leadership position. During that period, Mr. Galvin designed, developed, and managed emergency food and shelter programs through New York City’s Human Resources Administration and other federal and state entities. Mr. Galvin holds a Bachelor of Science in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University. He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare. Mr. Galvin previously served for 10 years on the Sisters of Charity Healthcare System Advisory Board and six years on the board of directors of SentiCare, Inc. In 2011, the Council of Churches of New York recognized Mr. Galvin with an Outstanding Business Leadership Award. The Company believes he is well suited to sit on its Board due to Mr. Galvin’s pertinent experience, qualifications, attributes, and skills which include his managerial experience and the knowledge and experience he has attained in the real estate industry.

Frederick D. Furry, Director

Mr. Furry is currently the CFO at Luminance Holdco, Inc. and Subsidiaries. Luminance is a private-equity backed designer, custom manufacturer, and distributor of lighting hardware, fixtures, lamps, ceiling fans, lamp parts, and plumbing parts. Headquartered in Los Angeles, California, Luminance has distribution centers located in California, New York, Texas, and Illinois and a wholly-owned foreign enterprise located in Dongguan, China. Prior to Luminance, from 2016 to 2018, Mr. Furry was the CFO at Cunico Corporation, a closely-held, mid-sized manufacturing company based in Long Beach, California. Cunico provides specialty fittings and parts to the US Navy, primarily for nuclear submarines and aircraft carriers. From 2011 to 2015, Mr. Furry was the CFO and COO at Biolase (NASDAQ:BIOL). Biolase is a high-tech, medical device manufacturer of dental lasers located in Irvine, California, that sells its products directly in North America and certain international markets and distributes its products in over 60 international markets. As COO, Mr. Furry initiated the turnaround of failing business and restructured several aspects of the business.

From 1998 to 2010, Mr. Furry was at Windes, a regional public accounting firm based in Southern California, where he served as an Audit Partner and worked with over 25 public and private companies in the middle market with revenues ranging from $20 million to $600 million.

During his 20-year tenure in public accounting, Mr. Furry helped his clients with countless complex technical issues and transactions, including four IPOs, three reverse mergers, well over a dozen M&A transactions, and several leveraged ESOPs.

Mr. Furry has a Master’s of Business Administration degree and a Bachelor’s of Science in Business Administration from the University of California, Riverside and is a Certified Public Accountant (inactive). Mr. Furry’s long experience with public companies and as a financial executive are qualifications which make him an ideal Board member for the Company.

Linda Moossaian, Director

Linda Moossaian is an achievement-oriented financial strategist with an exceptional record of successful initiatives in financial planning, profit optimization, joint venture accounting, and treasury management. She has a strong history of forging strategic partnerships with senior management, including CEOs and CFOs as well as key stakeholders to drive financial objectives, make strategic decisions, and analyze value-added analytics. Ms. Moossaian has a sophisticated understanding of long-range budget preparation, GAAP accounting, M&A, planning models, financial forecasting & analysis, decision support, accounting procedures, and continuous process improvement. Her advanced critical thinking, analytical, qualitative, and quantitative analysis skills have been developed through positions in corporate and public accounting and consulting. She currently is the Director, Audit & Controls-WBTV Financial Administration for Warner Bros. in Burbank, CA, a position she has held since July 2019. Ms. Moossaian has previously acted as Director, Theatrical Production Finance (from July 2009 to April 2018) and Director, Financial Planning & Analysis (from April 2018 to July 2019) for Warner Bros. The ToughBuilt Board has determined that Ms. Moossaian’s expertise in finance is well suited to ToughBuilt’s Board’s support of the Company during this phase of rapid growth.

Corporate Governance

The business and affairs of our company are managed under the direction of the Board of Directors.

Term of Office

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of shareholders and until their successors have been elected and qualified.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of our company or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of our company;

●	the director or a family member of the director accepted any compensation from our company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of our company;

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which our company made, or from which our company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of our company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of our company’s outside auditor, or at any time during the past three years was a partner or employee of our company’s outside auditor, and who worked on our company’s audit.

Under such definition, Messrs. Faught, Furry and Galvin and Ms. Moossaian are independent directors.

Family Relationships

There are no family relationships among any of our officers or directors.

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors and none of which met in 2018. The Audit Committee met four times in 2019.

Audit Committee

Our Audit Committee is comprised of three individuals, each of whom is an independent director and at least one of whom, Mr. Furry, is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee does have a charter (which is reviewed annually) and perform several functions. The Audit Committee performs the following:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engage such independent auditor;

●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service to be provided by our independent auditor;

●	monitors the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	reviews the financial statements to be included in our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and review with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements; and

●	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the Board of Directors.

Compensation Committee

Our Compensation Committee is comprised of three individuals, each of whom is an independent director.

The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists our Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and performs several functions.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of three individuals, each of whom is an independent director.

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee has the authority to oversee the hiring of potential executive positions in our company. The Nominating and Corporate Governance Committee has a charter (which will be reviewed annually) and performs several functions.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that Frederick Furry, Paul Galvin, Linda Moossaian and Robert Faught are “independent directors” as defined in the NASDAQ Listing Rules and Rule 10A-3 promulgated under the Exchange Act. As such, all independent directors other than Ms. Moossaian serve on all three of our standing Board committees, with Frederick Furry as Chair of the Audit Committee, Paul Galvin as Chair of the Compensation Committee and Robert Faught as Chair of the Nominating and Corporate Governance Committee.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.toughbuilt.com. In addition, we will post on our website all disclosures that are required by law or the listing standards of NASDAQ concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this prospectus.

Indemnification of Officers and Directors

Chapter 78 of the Nevada Revised Statutes (NRS) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. NRS Chapter 78 further provides that a corporation similarly may indemnify any such person serving in any such capacity who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the court or other court of competent jurisdiction in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court or other court of competent jurisdiction shall deem proper.

Our bylaws provide that we may indemnify our officers, directors, employees, agents and any other persons to the maximum extent permitted by the NRS.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

Item 11. Executive Compensation.

The following table summarizes compensation of our named executive officers, as of December 31, 2019 and 2018.

Summary Compensation Table

Name and position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)

Michael Panosian	2019	385,000	-	-	-	44,423	429,423
Chief Executive Officer	2018	276,250	150,000	224,750	221,336	17,798	890,134

Joshua Keeler	2019	285,000	-	-	-	32,884	317,884
Vice President - R&D	2018	178,000	100,000	207,850	221,336	9,683	716,869

Zareh Khachatoorian	2019	230,000	-	-	-	-	230,000
Chief Operating Officer	2018	139,500	-	72,000	146,437	-	357,937

(1) Vacation Payout and other

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Agreements with Our Named Executive Officers

We have entered into written employment agreements with each of our named executive officers, as described below. Each of our named executive officers has also executed our standard form of confidential information and invention assignment agreement.

Employment Agreement with Michael Panosian

We entered into an employment agreement with Mr. Panosian on January 3, 2017 that governs the terms of his employment with us as President and Chief Executive Officer. Under the terms of this agreement, Mr. Panosian received a “sign-on-bonus’ of $50,000. The term of the agreement is for five years and Mr. Panosian is entitled to an annual base salary of $350,000 beginning on January 1, 2017 and increasing by 10% each year commencing on January 1, 2018. Mr. Panosian was also granted a stock option to purchase 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The employment agreement also entitles Mr. Panosian to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

Employment Agreement with Josh Keeler

We entered into an employment agreement with Mr. Keeler on January 3, 2017 that governs the terms of his employment with us as Vice President of Research & Development. Under the terms of this agreement, Mr. Keeler received a “sign-on-bonus’ of $35,000. The term of the agreement is for five years and Mr. Keeler is entitled to an annual base salary of $250,000 beginning on January 1, 2017 and increasing by 10% each year commencing on January 1, 2018. The employment Agreement also entitles Mr. Keeler to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

Potential Payments to Messrs. Panosian and Keeler upon Termination or Change in Control

Pursuant to the employment agreements, regardless of the manner in which Messrs. Panosian and Mr. Keeler’s service terminates, each executive officer is entitled to receive amounts earned during his term of service, including salary and other benefits. In addition, each of them is eligible to receive certain benefits pursuant to his agreement with us described above.

The Company is permitted to terminate the employment of Mr. Panosian and Mr. Keeler for the following reasons: (1) death or disability, (2) Termination for Cause (as defined below) or (3) for no reason.

Each such officer is permitted Termination for Good Reason (as defined below) of such officer’s employment. In addition, each such officer may terminate his or her employment upon written notice to the Company 90 days prior to the effective date of such termination.

In the event of such officer’s death during the employment period or a termination due to such officer’s disability, such officer or his or her beneficiaries or legal representatives shall be provided the sum of (a) an amount equal to two times the officer’s then prevailing base salary and (b) the bonus that would have been payable to such officer subject to any performance conditions and (c) certain other benefits provided for in the employment agreement.

In the event of such officer’s Termination for Cause by the Company or the termination of such officer’s employment as a result of such officer’s resignation other than a Termination for Good Reason, such officer shall be provided certain benefits provided in the employment agreement and payment of all accrued and unpaid compensation and wages, but such officer shall have no right to compensation or benefits for any period subsequent to the effective date of termination.

Under the employment agreements, “Cause” means: such officer willfully engages in an act or omission which is in bad faith and to the detriment of the Company, engages in gross misconduct, gross negligence, or willful malfeasance, in each case that causes material harm to the Company, breaches this Agreement in any material respect, habitually neglects or materially fails to perform his duties (other than any such failure resulting solely from such officer’s physical or mental disability or incapacity) after a written demand for substantial performance is delivered to such officer which identifies the manner in which the Company believes that such officer has not performed his duties, commits or is convicted of a felony or any crime involving moral turpitude, uses drugs or alcohol in a way that either interferes with the performance of his duties or compromises the integrity or reputation of the Company, or engages in any act of dishonesty involving the Company, disclosure of Company’s confidential information not required by applicable law, commercial bribery, or perpetration of fraud; provided, however, that such officer shall have at least forty-five (45) calendar days to cure, if curable, any of the events which could lead to his termination for Cause.

Under the employment agreements, “Termination for Good Reason” means any of the following that are undertaken without the officer’s express written consent: (i) the assignment to such officer of principal duties or responsibilities, or the substantial reduction of such officer’s duties and responsibilities, either of which is materially inconsistent with such officer’s position as President and Chief Executive Officer of the Company and Director of design and Development, respectively; (ii) a material reduction by the Company in such officer’s annual base salary, except to the extent the salaries of other executive employees of the Company and any other controlled subsidiary of the Company are similarly reduced; (iii) such officer’s principal place of business is, without his consent, relocated by a distance of more than thirty (30) miles from the center of Glendale, California; or (iv) any material breach by the Company of any provision of this Agreement.

Involuntary Termination other than for Cause, Death or Disability or Voluntary Termination for Good Reason Following a Change of Control. If, within twenty-four (24) months following a Change of Control, the officer’s employment is terminated involuntarily by the Company other than for Cause, death, or Disability or by such officer pursuant to a Voluntary Termination for Good Reason, and such officer executes and does not revoke a general release of claims against the Company and its affiliates in a form acceptable to the Company, then the Company shall provide such officer with, among other benefits, a lump sum payment in the amount equal to four times such officer’s then prevailing base salary in the case of Mr. Panosian and three times such officer’s then prevailing base salary in the case of Mr. Keeler, plus the officer’s target for the annual short term incentive portion of the corporate bonus program for such year as in effect immediately prior to such termination, in addition to any other earned but unpaid base salary or vacation pay due through the date of such termination, as well as a pro rata portion of the executive’s annual short term incentive portion of the corporate bonus program for such year (if any) and a pro rata portion of the executive’s long term incentive portion of the corporate bonus program (if any).

Employment Agreement with Zareh Khachatoorian

We entered into an employment agreement with Mr. Khachatoorian on January 3, 2017 that governs the terms of his employment with us as Chief Operating Officer and Secretary. The term of the agreement is for three years and Mr. Khachatoorian is entitled to an annual base salary of $180,000 beginning on January 1, 2017 and increasing by 10% each year commencing on January 1, 2018. The employment Agreement also entitles Mr. Khachatoorian to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

The Company is permitted to terminate the employment of Mr. Khachatoorian for the following reasons: (1) death or disability, (2) Termination for Cause (as defined above) or (3) for no reason. In the event of Mr. Khachatoorian’s (i) death or disability, or (ii) Termination for Cause by the Company, Mr. Khachatoorian or his beneficiaries or legal representatives shall be entitled to payment for all accrued and unpaid compensation and wages and in addition pay to Mr. Khachatoorian a sum equivalent to one month’s salary, but shall have no right to compensation or benefits for any period subsequent to the effective date of his death or disability.

In the event of the termination of Mr. Khachatoorian’s employment for Good Reason, he shall be provided certain benefits listed in the employment agreement and payment of all accrued and unpaid compensation and wages, but executive shall have no right to compensation or benefits for any period subsequent to the effective date of termination.

Employment Agreement with Manu Ohri (resigned June 2019)

We entered into an employment agreement with Mr. Ohri on January 3, 2017 that governs the terms of his employment with us as Chief Financial Officer of the Company. The term of the agreement is for three years and Mr. Ohri is entitled to an annual base salary of $250,000 beginning on January 1, 2017 and increasing by 10% each year commencing on January 1, 2018. The employment agreement also entitles Mr. Ohri to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

The Company is permitted to terminate the employment of Mr. Ohri for the following reasons: (1) death or disability, (2) Termination for Cause (as defined above) or (3) for no reason. In the event of Mr. Ohri’s (i) death or disability, or (ii) Termination for Cause by the Company, Mr. Ohri or his beneficiaries or legal representatives shall be entitled to payment for all accrued and unpaid compensation and wages and in addition pay to Mr. Ohri a sum equivalent to one month’s salary, but shall have no right to compensation or benefits for any period subsequent to the effective date of his death or disability.

In the event of the termination of Mr. Ohri’s employment for Good Reason, he shall be provided certain benefits listed in the employment agreement and payment of all accrued and unpaid compensation and wages, but executive shall have no right to compensation or benefits for any period subsequent to the effective date of termination.

Outstanding Equity Awards at December 31, 2019

2016 Equity Compensation Plan - Grant of options

Name	Date of grant (1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Panosian	1/03/2017	91,146	33,854	-	10.00	7/05/2026
Joshua Keeler	-	-	-	-	-	-
Zareh Khachatoorian	-	-	-	-	-	-

(1)	The shares subject to each stock option vest over a four (4) year period, with 25% of the total number of shares subject to the option vesting on the one (1) year anniversary of the date of grant, and the remainder vesting in equal instalments on the last day of each of the thirty six (36) full calendar months thereafter.

2019 Equity Compensation Plan - Grant of options

Name	Date of grant		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Panosian	9/14/2018	(1)	100,000	100,000	-	4.29	6/30/2023
Joshua Keeler	9/14/2018		100,000	100,000	-	4.29	6/30/2023
Zareh Khachatoorian	9/14/2018		55,000	55,000	-	3.90	6/30/2028

(1)	The shares subject to each stock option vest over a three (3) year period, with 25% of the shares subject to the option vested on the grant date and 25% of the shares subject to the option vesting on each anniversary of the grant date.

2016 Stock Option Plan

On July 16, 2016, our Board of Directors and a majority of the holders of our then-outstanding shares of our common stock adopted our 2016 Equity Incentive Plan, which we refer to as the Plan. There are currently 875,000 shares of common stock issued or reserved for issuance under the Plan.

The purpose of our Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The Plan is administered by the Compensation Committee of our Board of Directors, or by the full board, which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are eligible to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The types of equity awards that may be granted under the Plan are: (i) incentive stock options and non-incentive stock options; (ii) share appreciation rights; (iii) restricted shares, restricted share units (which are shares granted after certain vesting conditions are met) and unrestricted shares; (iv) deferred share units; and (v) performance awards.

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). This 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 1,000,000 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). No employee will be eligible to receive more than 200,000 shares of common stock in any calendar year under the 2018 Plan pursuant to the grant of awards. On September 12, 2018, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under this Plan from 1,000,000 shares to 2,000,000 shares. On September 14, 2018, 1,000,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The Company recorded compensation expense of $290,524 and $402,027 for the years ended December 31, 2019 and 2018, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock ranging in price from $3.90 to $4.29 at the issuance date; a risk-free interest rate ranging from 2.86% to 2.92%, and the expected volatility of the Company’s common stock ranging from of 29.8% to 31.1% (estimated based on the common stock of comparable public entities). As of December 31, 2019, the unrecognized compensation expense was $548,865 which will be recognized as compensation expense over 2.71 years.

In connection with the administration of our Plans, our Compensation Committee:

●	determines which employees and other persons will be granted awards under our Plans;

●	grants the awards to those selected to participate;

●	determines the exercise price for options; and

●	prescribes any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

Our Compensation Committee will: (i) interpret our Plans; and (ii) make all other determinations and take all other action that may be necessary or advisable to implement and administer our Plans. The Plans provide that in the event of a change of control event, the Compensation Committee or our Board of Directors shall have the discretion to determine whether and to what extent to accelerate the vesting, exercise or payment of an award.

In addition, our Board of Directors may amend our Plans at any time. However, without shareholder approval, our Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under the Plans;

●	materially modify the requirements for eligibility for participation in the Plans;

●	materially increase the benefits to participants provided by the Plans; or

●	otherwise disqualify the Plans for an exemption under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under the Plans may not be impaired or affected by any amendment of the Plans, without the consent of the affected grantees.

Directors’ Compensation Plan Information

December 31, 2019

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
2016 Equity Incentive Plan:
Equity compensation plans approved by security holders	125,000	$10.00	875,000
Equity compensation plans not approved by security holders	-	-	-
Total	125,000	$10.00	875,000

2018 Equity Incentive Plan:
Equity compensation plans approved by security holders	1,000,000	$4.06	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,000,000	$4.06	1,000,000

Non-Employee Director Remuneration Policy

Our Board of Directors has adopted the following non-employee director remuneration policy:

Stock and Option Awards

Each of our non-employee directors may receive up to 50,000 options to purchase shares of common stock (which we refer to as the Annual Director Options) for each fiscal year. The Annual Director Options will be confirmed (together with the exercise price for such options) at the first meeting of our Board of Directors for each fiscal year and shall vest quarterly in arrears. Annual Director Options shall have ten year term and shall be issued under the 2016 and 2018 Plans.

Compensation Committee Review

The Compensation Committee shall, if it deems necessary or prudent in its discretion, reevaluate and approve in January of each such year (or in any event prior to the first board meeting of such fiscal year) the cash and equity awards (amount and manner or method of payment) to be made to non-employee directors for such fiscal year. In making this determination, the Compensation Committee shall utilize such market standard metrics as it deems appropriate, including, without limitation, an analysis of cash compensation paid to independent directors of our peer group.

The Compensation Committee shall also have the power and discretion to determine in the future whether non-employee directors should receive annual or other grants of options to purchase shares of common stock or other equity incentive awards in such amounts and pursuant to such policies as the Compensation Committee may determine utilizing such market standard metrics as it deems appropriate, including, without limitation, an analysis of equity awards granted to independent directors of our peer group.

Participation of Employee Directors; New Directors

Unless separately and specifically approved by the Compensation Committee in its discretion, no employee director of our company shall be entitled to receive any remuneration for service as a director (other than expense reimbursement as per prevailing policy).

New directors joining our Board of Directors shall be entitled to a prorated portion (based on months to be served in the fiscal year in which they join) of cash and stock options or other equity incentive awards (if applicable) for the applicable fiscal year at the time they join the board.

Director Compensation

Directors Compensation

As of December 31, 2019

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Paul Galvin (1)	50,000	-	-	-	-	50,000
Robert Faught (2)	50,000	-	-	-	-	50,000
Frederick Fury (3)	50,000	-	-	-	-	50,000

(1)	Appointed to the board on November 14, 2018 and currently serves as Chairman of the Compensation Committee
(2)	Appointed to the board on November 14, 2018 and currently serves as Chairman of the Nominating and Corporate Governance Committee
(3)	Appointed to the board on November 14, 2018 and currently serves as Chairman of the Audit Committee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of March 27, 2020 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the persons below is c/o ToughBuilt Industries, Inc., 25371 Commercentre Drive, Suite 200, Lake Forest, CA 92630.

	Common Shares	Options Granted vested within 60 days of offering	Series D Preferred Stock	Total	Percentage Beneficially Owned (1)
Directors and Officers:
Michael Panosian	1,825,799	112,500	-	1,938,299	1.76%
Joshua Keeler	647,925	50,000	-	697,925	*
Zareh Khachatoorian	55,991	27,500	-	83,491	*
Fred Furry	-	-	-	-	-
Paul Galvin	-	-	-	-	-
Linda Moossaian	-	-	-	-	-
Robert Faught	-	-	-	-	-
Jolie Kahn	-	-	-	-	-
All Officer and Directors as a Group (8 persons)	2,681,623	217,500		2,911,980	2.65%

5% or Greater Beneficial Owners:
Michael Panosian	1,825,799	112,500	-	1,938,299	1.76%

Sabby Volatility Master Fund (2)	6,000,000	-	-	6,000,000	5.46%

(1) Based on 109,990,257 shares of common stock issued and outstanding on March 27, 2020.

(2) Based upon the Schedule 13G filed on January 28, 2020. As calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (i) Sabby Volatility Master Fund, Ltd. beneficially owns 6,000,000 shares of the Issuer’s common stock (common shares), representing approximately 7.37% of the Common Stock, and (ii) Sabby Management, LLC and Hal Mintz each beneficially own 6,000,000 shares of the common shares, representing approximately 7.37% of the common shares. Sabby Management, LLC and Hal Mintz do not directly own any common shares, but each indirectly owns 6,000,000 common shares. Sabby Management,LLC, a Delaware limited liability company, indirectly owns 6,000,000 common shares because it serves as the investment manager of Sabby Volatility Warrant Master Fund, Ltd., a Cayman Islands company. Mr. Mintz indirectly owns 6,000,000 common shares in his capacity as manager of Sabby Management,LLC.

* Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-party transactions.” For purposes of our policy only, a “related-party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us as an employee or director are not considered related-person transactions under this policy. A related party is any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Our Chief Financial Officer, Jolie Kahn, must present information regarding a proposed related-party transaction to our Board of Directors. Under the policy, where a transaction has been identified as a related-party transaction, Ms. Kahn must present information regarding the proposed related-party transaction to our Nominating and Corporate Governance Committee, once the same is established, for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-party transactions, our Nominating and Corporate Governance Committee will take into account the relevant available facts and circumstances including, but not limited to:

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the related party transaction was initiated by us or the related party;

●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us from the related party transaction;

●	the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party;

●	the related party’s interest in the related party transaction, and

●	any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.

The Nominating and Corporate Governance Committee shall then make a recommendation to the Board, which will determine whether or not to approve of the related party transaction, and if so, upon what terms and conditions. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Other than as disclosed below, during the last two fiscal years, there have been no related party transactions.

On April 26, 2016, September 1, 2016 and October 5, 2016, our former chief financial officer, Manu Ohri loaned our Company an aggregate of $130,000. Pursuant to the terms of the promissory notes, the loans were to be repaid on or before December 31, 2016, with interest at 10% per annum payable monthly. The loans were repaid on October 18, 2016. In May 2017, we executed three unsecured promissory notes with Mr. Ohri totaling $400,000, bearing an interest rate of 10% per annum, due on demand or before June 1, 2018. On June 1, 2018, the maturity date of these promissory notes was extended to September 1, 2018. On August 30, 2018, the maturity date of these promissory notes was further extended to September 30, 2018. On September 30, 2018, the maturity date of these notes was extended to the third business day following the date of consummation of the Company’s initial public offering at which time $200,000 of the principal amount of the notes was paid in cash and the balance was paid in 42,105 unregistered be paid in shares of common stock of the Company at a conversion price equal to the per Unit price of the public offering.

Concurrent with the closing of the IPO on November 14, 2018, the following private transaction was consummated in accordance with the related agreements (see Note 9 of the financial statements), all in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended: 136,863 unregistered shares of common stock were issued upon conversion of $650,100 of accrued and unpaid salaries to officers and directors at a conversion price of $4.75 per share.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board.

Item 14. Principal Accountant Fees and Services.

During the year ended December 31, 2019 and 2018, we engaged Marcum as our independent registered accounting firm. For the years ended December 31, 2019 and 2018, we incurred fees, as discussed below:

	December 31, 2019	December 31, 2018
Audit fees	$148,320	$88,775
Audit-related fees (1)	44,805	201,305
Tax fees	-	-
All other fees	-	-

(1)	Fees incurred in conjunction with consents for various registration statements filed in 2019.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements: The following Financial Statements and Supplementary Data of ToughBuilt and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

Balance Sheets at December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019 and 2018

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2019 and 2018

Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Financial Statements

2. Exhibits :

Exhibit No.	Description
1.1	Form of Underwriting Agreement**********
3.1	Composite copy of Articles of Incorporation, as amended**
3.2	Bylaws**
3.3	Certificate of Designation of Class B Convertible Preferred Stock**
3.4	Certificate of Change Pursuant to NRS 78.209****
3.5	Form of Series C Convertible Zero Coupon Preferred Stock*******
4.1	Form of Subscription Agreement dated January 25, 2016**
4.2	Form of Class A Warrant dated January 25, 2016**
4.3	Form of Subscription Agreement dated October 17, 2016**
4.4	Form of Class B Warrant dated October 17, 2016**
4.5	Form of Securities Purchase Agreement dated October 17, 2016**
4.6	Form of Debenture dated October 17, 2016**
4.7	2016 Equity Incentive Plan**

4.8	Form of Joseph Gunnar Warrant**
4.9	Form of Placement Agency Warrant**
4.10	Form of Series A Warrant and Form of Series B Warrant**
4.11	2018 Equity Incentive Plan**
4.12	Form of Amended and Restated Debenture****
4.13	Securities Amendment Agreement****
4.14	Form of Securities Amendment Agreement and Waiver*******
4.15	Form of Warrant, Representative’s Warrant and Pre-funded Warrant**********
10.1	Service Agreement with Belegal Industrial Co., Ltd., dated August 19, 2013**
10.2	Form of Security Agreement dated October 17, 2016**
10.3	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Michael Panosian**
10.4	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Zareh Khachatoorian**
10.5	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Manu Ohri**
10.6	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Josh Keeler**
10.7	Project Statement of Work dated as of October 18, 2016 by and between ToughBuilt Industries, Inc. and Hon Hai Precision Ind. Co., Ltd. (“Foxconn”)******
10.8	Intentionally Omitted
10.9	Form of Warrant Agency Agreement**********
10.10	Form of Securities Purchase Agreement*********
10.11	Form of A and B Note*********
10.12	Form of Warrant*********
10.13	Form of Voting Agreement*********
10.14	Form of Security Agreement*********
10.15	Form of Registration Rights Agreement*********
10.16	Form of Master Netting Agreement*********
10.17	Form of Intellectual Property Security Agreement*********
10.18	Form of Investor Securities Purchase Agreement*********
10.19	Form of Investor Note*********
10.20	Form of Guaranty*********
10.21	Form of Exchange Agreement**********
10.22	Form of Certificate of Designation for Series D Preferred Stock**********
10.23	Form of Lease+
14.1	Code of Ethics**
21.1	List of Subsidiaries of the Company**
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter**
99.2	Compensation Committee Charter**
99.3	Nominating and Corporate Governance Committee Charter**
99.4	Whistleblower Policy**
99.5	Consents of New Independent Directors**
101	Interactive Data Files

*	Confidential treatment is being sought for this agreement, which is being filed separately with the SEC. The confidential portions of this Exhibit have been omitted and are marked by an asterisk. Previously filed with Amendment No. 4 to Registration Statement on Form S-1 filed on October 10, 2018.
**	Filed with our Registration on Form S-1 dated July 9, 2018 and Current Report on Form 8-K dated January 17, 2020.
***	Filed with Amendment No. 1 to Registration Statement on Form S-1 dated July 19, 2018.
****	Filed with Amendment No. 2 to Registration Statement on Form S-1 dated September 17, 2018.
*****	Filed herewith.
******	Filed with Amendment No. 4 to Registration Statement on Form S-1 filed on October 10, 2018.
*******	Filed with Amendment No. 5 to Registration Statement on Form S-1 filed on October 22, 2018.
********	Filed with Amendment No 6 to Registration Statement on Form S-1 filed on November 5, 2018.
*********	Filed with our Current Report on Form 8-K filed on August 19, 2019.
**********	Filed with our Current Report on Form 8-K filed on December 23, 2019.
**********	Filed with Amendment No. 1 to our Registration Statement on Form S-1 dated January 22, 2020.
********** +	Filed with Amendment No. 2 to our Registration Statement on Form S-1 dated January 23, 2020. Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUGHBUILT INDUSTRIES, INC.

/s/ Michael Panosian
Michael Panosian
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Panosian	Chairman and Chief Executive Officer	March 30, 2020
Michael Panosian	(Principal Executive Officer)

/s/ Jolie Kahn	Chief Financial Officer	March 30, 2020
Jolie Kahn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Faught	Director	March 30, 2020
Robert Faught

/s/ Frederick D. Furry	Director	March 30, 2020
Frederick D. Furry

/s/ Paul Galvin	Director	March 30, 2020
Paul Galvin

/s/ Linda Moosaian	Director	March 30, 2020
Linda Moosaian

