Form 10-Q
period 2020-03-31
Toughbuilt Industries, Inc
filed 2020-05-13
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the registrant had 15,133,933 shares of common stock, $0.0001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019

Assets
Current Assets
Cash	$2,677,661	$25,063
Accounts receivable	1,742,001	2,075,380
Factor receivables, net	981,278	174,042
Inventory	1,833,100	2,215,497
Prepaid assets	199,586	254,070
Note receivable	4,480,000	4,480,000
Total Current Assets	11,913,626	9,224,052
Other Assets
Property and equipment, net	1,103,823	1,029,885
Other assets	220,688	215,688
Total Assets	$13,238,137	$10,469,625
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,788,740	$2,536,871
Accrued expenses	460,227	364,309
Factor loan payable	723,805	125,645
Convertible notes payable, net of discount	4,634,606	4,216,307
Total Current Liabilities	7,607,378	7,243,132
Total Liabilities	7,607,378	7,243,132

Shareholders’ Equity
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 3,563 and 5,775 issued, and outstanding at March 31, 2020 and December 31, 2019, respectively. Liquidation preference of $3,634,260 and $5,775,000 respectively.	2,971,625	4,816,485
Series C Preferred Stock, $.0001 par value, 0 and 1,268 shares authorized, issued, and outstanding at March 31, 2020 and December 31, 2019, respectively. No liquidation preference.	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 10,979,768 and 3,300,015 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,099	330
Additional paid-in capital	49,826,064	41,823,048
Accumulated deficit	(47,168,029)	(43,413,370)
Total Shareholders’ Equity (Deficit)	5,630,759	3,226,493
Total Liabilities and Shareholders’ Equity	$13,238,137	$10,469,625

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2020	2019
Revenues, net of allowances
Metal goods	$2,082,780	$1,641,272
Soft goods	1,826,732	3,381,199
Total revenues, net of allowances	3,909,512	5,022,471

Cost of Goods Sold
Metal goods	1,360,513	1,293,671
Soft goods	1,027,230	2,551,086
Total cost of goods sold	2,387,743	3,844,757

Gross profit	1,521,769	1,177,714

Operating expenses:
Selling, general and administrative expenses	4,503,825	2,729,542
Research and development	524,166	463,595
Total operating expenses	5,027,991	3,193,137

Loss from operations	(3,506,222)	(2,015,423)

Other income (expense)
Interest expense	(248,437)	(82,263)
Change in fair value of warrant derivative	-	2,597,899
Total other income (expense)	(248,437)	2,515,636

Net income (loss)	$(3,754,659)	$500,213

Redemption of Series D Preferred Stock deemed dividend	(1,295,294)	-

Common stock deemed dividend	-	(2,137,190)

Net loss attributable to common stockholders	$(5,049,953)	$(1,636,977)

Basic net income (loss) per share	$(0.43)	$(1.40)
Basic weighted average common shares outstanding	8,679,959	1,169,338

Diluted net income (loss) per common share	$(0.43)	$(2.50)
Diluted weighted average common shares outstanding	8,679,959	1,671,900

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

TOUGHBUILT INDUSTRIES, INC.

Condensed Statements of Shareholders’ Equity (Deficit)

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - January 1, 2019	-	$-		$-	987,087	$99	$20,152,995	$(39,112,401)	$(18,959,307)
Issuance of common stock upon exercise of Series A Warrants, net of cost	-	-		-	42,412	4	2,172,676	-	2,172,680
Issuance of common stock as inducement to exercise Series A Warrants	-	-		-	50,894	5	(5)	-	0
Issuance of common stock upon exercise of Series B warrants	-	-		-	362,905	36	5,635,733	-	5,635,769
Issuance of common stock upon exercise of Placement Agent Warrants	-	-		-	400	-	16,818	-	16,818
Stock based compensation expense	-	-		-	-	-	105,642	-	105,642
Net income	-	-		-	-	-	-	500,213	500,213
									-
Balance - March 31, 2019	-	$-	-	$-	1,443,698	$144	$28,083,859	$(38,612,188)	$(10,528,185)

Balance - January 1, 2020	1,268	$-	5,775	$4,816,485	3,300,015	$330	$41,823,048	$(43,413,370)	$3,226,493
Redemption of Series D Preferred Stock	-	-	(2,212)	(1,844,860)	-	-	(1,295,294)	-	(3,140,154)
Issuance of common stock upon Series C preferred conversion	(1,268)				126,800	13	(13)		-
Issuance of common stock upon conversion of convertible notes payable					200,000	20	(186,171)		(186,151)
Issuance of common stock and warrants					4,945,000	495	9,388,245		9,388,740
Issuance of common stock upon exercise of warrants					2,407,953	241	(241)		-
Stock based compensation expense							96,490		96,490
Net loss								(3,754,659)	(3,754,659)
Balance - March 31, 2020	-	$-	3,563	$2,971,625	10,979,768	$1,099	$49,826,064	$(47,168,029)	$5,630,759

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,754,659)	$500,213
Adjustments to reconcile from net income (loss) to net cash used in operating activities:
Depreciation	84,924	36,297
Amortization of debt discount and debt issuance cost	232,148	-
Change in fair value of warrant derivative	-	(2,597,899)
Stock-based compensation expense	96,490	105,642
Changes in operating assets and liabilities
Accounts receivable	333,379	(1,025,135)
Factor receivables, net	(807,236)	(5,732)
Inventory	382,397	(1,333,991)
Prepaid assets	54,484	(168,237)
Other assets	(5,000)	-
Accounts payable	(748,131)	197,226
Accrued payroll taxes	-	(120,134)
Accrued expenses	95,918	-
Other current liabilities	-	(62,993)
Accrued liabilities	-	(514,219)
Net cash used in operating activities	(4,035,286)	(4,988,962)

Cash flows from investing activities:
Purchases of property and equipment	(158,862)	(115,948)
Net cash used in investing activities	(158,862)	(115,948)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net of costs	9,388,740	-
Proceeds from exercise of Series A warrants	-	2,172,680
Proceeds from exercise of Placement Agent warrants	-	16,818
Cash proceeds (payments) from loans payable	-	(98,443)
Proceeds from factor loan payable	598,160	-
Repayments of Series D Preferred Stock	(3,140,154)	-
Net cash provided by financing activities	6,846,746	2,091,055

Net increase (decrease) in cash	2,652,598	(3,013,855)
Cash, beginning of period	25,063	5,459,884
Cash, end of period	$2,677,661	$2,446,029

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$241	$-
Conversion of Series B warrants into common stock	$-	$5,635,769
Conversion of Series C Preferred Stock to common stock	$13	$-
Conversion of convertible notes payable to common stock	$186,151	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to the Condensed Financial Statements

March 31, 2020 and 2019

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 should be read in conjunction with the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities Exchange Commission (“SEC”) on March 30, 2020 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

Nature of Operations

In these notes, the terms “we”, “our”, “ours”, “us”, “it”, “its”, “ToughBuilt”, and the “Company” refer to ToughBuilt Industries, Inc.

The Company designs and distributes tools and accessories to the home improvement community and the building industry. The Company aspires to augment brand loyalty in part from the enlightened creativity of its end users throughout the global tool market industry. The Company holds exclusive patents and licenses to develop, manufacture, market and distribute various home improvement and construction product lines for both Do-it-Yourself (“DIY”) and professional trade markets under the TOUGHBUILT® brand name.

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

On February 24, 2020, ToughBuilt Industries, Inc. (the “Company”) closed on the public offering of 0.445 million shares of its common stock, for gross proceeds of $912,250 based upon the overallotment option arising from the closing of its January 28, 2020 public offering. In the January 28, 2020 public offering, the Company sold 4.5 million shares of its common stock and 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock) from which it received gross proceeds of $9,472,250.

Risk and Uncertainty Concerning Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese facilities were temporarily closed for a period of time. Most of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $47.2 million at March 31, 2020, a net loss of approximately $3.8 million, and approximately $3.4 million of net cash used in operating activities for the three months ended March 31, 2020. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed financial statements.

Basis of Presentation

These interim condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2020 and 2019; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at March 31, 2020 and December 31, 2019.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At March 31, 2020 and December 31, 2019, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Factor loan payable”, on its balance sheet. The Company recorded a sales discount of $13,000 at March 31, 2020 and December 31, 2019.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company provides for obsolete and slow-moving inventory. At March 31, 2020 and December 31, 2019, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended March 31, 2020 and 2019 respectively.

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

The Company had no instruments requiring such valuation during the quarter ended March 31, 2020.

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

As of January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplified aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The adoption of this guidance did not have a material impact on the financial statements.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, convertible preferred stock and convertible debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Net loss computation of basic and diluted net loss per common share:
Net income (loss)	$(3,754,659)	$500,213
Less: Redemption of Series D Preferred Stock deemed dividend	(1,295,294)	-
Less: Common stock deemed dividend (inducement cost)	-	(2,137,190)
Net loss attributable to common stockholders	$(5,049,953)	$(1,636,977)

Basic and diluted net loss per share:
Basic net loss per common share	$(0.58)	$(1.40)
Basic weighted average common shares outstanding	8,679,959	1,169,338

Diluted net loss per common share	$(0.58)	$(2.50)
Diluted weighted average common shares outstanding	8,679,959	1,671,900

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares)

	Three Months Ended March 31,
	2020	2019
Preferred shares	356,300	-
Warrants	1,274,102	1,136,026
Series A & B Notes	533,105	-
Options	112,500	112,500
Total anti-dilutive weighted average shares	2,276,007	1,248,526

No Segment Reporting

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

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

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at March 31, 2020 and December 31, 2019 have been treated as a loan payable to third party in the accompanying balance sheets, and total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000 as of March 31, 2020 and December 31, 2019, were $174,102.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2020	December 31, 2019
Furniture	$145,010	$111,490
Computers	258,313	254,243
Production equipment	182,446	182,446
Tooling and molds	647,637	605,485
Website design	440,063	360,943
Leasehold Improvements	42,249	42,249
Less: accumulated depreciation	(611,895)	(526,971)
Property and Equipment, net	$1,103,823	$1,029,885

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended March 31,
	2020	2019
Depreciation expense	$84,924	$36,297

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

Future minimum lease and other commitments of the Company are as follows:

For the years ending December 31,	Slotting Expenses	Building leases	Total
2020 (remaining)	333,333	408,801	742,134
2021	333,333	502,872	836,205
2022	-	371,077	371,077
2023	-	341,653	341,653
2024	-	358,085	358,085
Thereafter	-	89,521	89,521
	$666,666	$2,072,009	$2,738,675

The Company recorded rent expense of $206,088 and $62,945 for the three months ended March 31, 2020 and 2019, respectively. The Company recorded a slotting expense of $ 83,334 and $83,334 for the three months ended March 31, 2020 and 2019, respectively.

Employment Agreements with Officers

On January 3, 2017, the Company entered into an employment agreement with its President and Chief Executive Officer for a five-year term. The officer received a sign-on-bonus of $50,000 and wa entitled to an annual base salary of $350,000 to increase by 10% each year commencing on January 1, 2018. The officer was also granted a stock option to purchase 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

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

The appellate court recently issued a remittitur officially transferring the matter from the appellate court back to the trial court for further proceedings consistent with its ruling, and the Company and Panosian have filed an Answer to the Complaint. The trial court has not yet set a trial date, and discovery in this case is just now beginning. The Company intends to vigorously defend the Complaint and seek to recover the compensation and stock previously paid to satisfy the now vacated default judgment. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

Design 1st v. Toughbuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1st filed a Demand for Arbitration against Toughbuilt Industries seeking $169,094 in damages, plus attorney’s fees and costs. Claimaint contends the Company breached a written contract by failing to pay for design services. ‘The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing. An arbitration hearing has not yet been scheduled by the arbitrator, Grant Kim, and discovery has not yet commenced. The Company intends to vigorously defend the Demand for Arbitration. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

The Company has recorded legal expense of $39,507 and $12,063 for the three months ended March 31, 2020 and 2019, respectively.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

At March 31, 2020 and 2019, the Company had 200,000,000 and 100,000,000 shares of common stock, respectively, and 5,000,000 shares of preferred stock authorized, both with a par value of $0.0001 per share.

On April 15, 2020, the Company effected a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each ten shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock. All share and per share numbers in this Form 10-Q have been revised retroactively to take into account this Reverse Split.

Common Stock and Class A Units

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock for cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. The Company recognized an inducement cost of $0 and $2,137,190 for the Series A Warrants conversion for the three months ended March 31, 2020 and 2019, respectively, as an offset against stockholders’ equity. The inducement cost was calculated as being the difference between the fair value of equity instruments surrendered versus equity instruments issued pursuant to the terms of the exchange agreement.

On February 14, 2019, the Company received cash proceeds of $16,818 from three placement agent warrant holders upon their exercise of 1,402 placement agent warrants to purchase 4,004 Class A Units.

As of March 31, 2020 and December 31, 2019, the Company had 10,979,769 and 3,300,015 shares of common stock issued and outstanding, respectively.

Warrants

Placement Agent Warrants

The Company has issued warrants to the placement agents to purchase one share of its common stock at an exercise price of $120.00 per share. The warrants issued in its October 2016 Private Placement shall expire on October 17, 2021, and the warrants issued in its March 2018 Private Placement, May 2018 Private Placement and August 2018 Financing shall expire on September 4, 2023. The exercise price and number of shares of common stock or other securities issuable on exercise of such warrants are subject to customary adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company.

As of March 31, 2020, all placement agent warrants, issued prior to the August 19, 2019 financing had been exercised, and the 20,000 warrants issued in the August 19, 2019 financing are the only placement agent warrants which remain outstanding.

As of March 31, 2020 and December 31, 2019, 20,000 warrants and 4,576 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the three months ended March 31, 2020. Class B Warrants have an exercise price of $120.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of March 31, 2020 and December 31, 2019, the Company had 265,500 Class B Warrants issued and outstanding.

Series A Warrants

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 42,412 shares of its common stock for total cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 50,894 shares of its common stock into 50,894 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $36.70, and the warrants are not exercisable until July 24, 2019, the six-month anniversary of the date of issuance.

As of March 31, 2020 and December 31, 2019, the Company had 519,001 and 519,001 Series A Warrants issued and outstanding, respectively.

August 2019 Warrants

On August 19, 2019, the Company closed a senior secured convertible note transaction with an institutional investor. As part of the transaction, the Company issued the investor 575,000 warrants (the “August 2019 Warrants”) with a strike price of $10.00 and a five year term. As of March 31, 2020 and December 31, 2019, the Company had 575,000 August 2019 warrants issued and outstanding.

The 2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors and approved by the shareholders on July 6, 2016. The awards per 2016 Plan may be granted through July 5, 2026 to the Company’s employees, consultants, directors and non-employee directors provided such consultants, directors and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The maximum number of shares of our common stock that may be issued under the 2016 Plan is 200,000 shares, which amount will be (a) reduced by awards granted under the 2016 Plan, and (b) increased to the extent that awards granted under the 2016 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). No employee will be eligible to receive more than 12,500 shares of common stock in any calendar year under the 2016 Plan pursuant to the grant of awards.

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 12,500 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $100.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $28,154 and $28,054 and $84,161 and $56,108, for each of the three months ended March 31, 2020 and 2019, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.060 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of March 31, 2020, the unrecognized compensation expense was $84,161 which will be recognized as compensation expense over 0.75 years.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). This 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 100,000 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). No employee will be eligible to receive more than 20,000 shares of common stock in any calendar year under the 2018 Plan pursuant to the grant of awards. On September 12, 2018, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under this Plan from 100,000 shares to 200,000 shares and on June 9, 2019, to 2,000,000 shares. On September 14, 2018, 100,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date.

The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The Company recorded compensation expense of $68,336 for the three months ended March 31, 2020. The key valuation assumptions used consist, in part, of the price of the Company’s common stock ranging in price from $3.90 to $4.29 at the issuance date; a risk-free interest rate ranging of 1.9% and the expected volatility of the Company’s common stock ranging from of 40% (estimated based on the common stock of comparable public entities). As of March 31, 2020, the unrecognized compensation expense was $477,817 which will be recognized as compensation expense over 1.45 years.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

The Company’s reserve for sales returns and allowances amounted to $13,000 as of March 31, 2020 and December 31, 2019.

NOTE 8: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the quarters ended March 31, 2020 and 2019, respectively, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company.

Concentration of Customers

For the three months ended March 31, 2020 and 2019, respectively, the Company had the following concentrations of customers:

	Percentage of Revenues for the Three Months Ended		Percentage of accounts receivables as of
	March 31,		March 31,
	2020	2019	2020	2019
Customer 1	26%	-	9%	-%
Customer 2	21%	22%	36%	44%
Customer 3	18%	51%	17%	36%

Concentration of Suppliers

For the three months ended March 31, 2020 and 2019, respectively, the Company had the following concentrations of suppliers:

	Percentage of purchases for the Three Months Ended		Percentage of accounts payable as of
	March 31,		March 31,
	2020	2019	2020	2019
Supplier 1	11%	17%	6%	9%
Supplier 2	8%	-	5%	4%
Supplier 3	19%	-	14%	7%
Supplier 4	15%	22%	6%	8%
Supplier 5	26%	-	29%	36%
Supplier 6	6%	14%	2%	7%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2020 and 2019. The Company’s bank balances exceeded FDIC insured amounts at times during the three months ended March 31, 2020 and 2019. The Company’s bank balance exceeded the FDIC insured amounts as of March 31, 2020. by approximately $2 million.

Geographic Concentration

For the three months ended March 31, 2020 and 2019, respectively, the Company had the following geographic concentrations:

	Share of revenues for the Three Months Ended		Share of accounts receivables as of
	March 31,		March 31,
	2020	2019	2020	2019
Australia	3%	6%	3.97%	0.82%
Other	14%	10%	10.79%	2.84%
UK	7%	6%	4.88%	0.87%
USA	76%	78%	80.36%	95.47%

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

On December 23, 2019, the Company entered into an exchange agreement with an institutional investor pursuant to which the investor is exchanging $5.5 million principal amount of its August 19, 2019 Series A Senior Secured Note for 5,775 shares of its Series D Preferred Stock, which was authorized by the Company’s Board of Directors on December 21, 2019.

During the quarter ended March 31, 2020, $200,000 principal amount of Notes was converted into Common Stock.

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 13, 2020, the date which the condensed financial statements were issued noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosures.

On May 8, 2020, the Company drew down $3,000,000 as a prepayment against the Series B Convertible Note, dated August 19, 2019. Since March 31, 2020, it has issued 4,154,165 shares of its Common Stock which have resulted in a complete conversion of the remaining shares of Series D Preferred Stock and a partial conversion against the Series B Convertible Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All share and per share numbers have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on April 15, 2020.

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

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Quartlery Report on Form 10-Q.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Revenues

Revenues for the three months ended March 31, 2020 and 2019 were $3,909,512 and $5,022,471, respectively, consisted of metal goods and soft goods sold to customers. Revenues decreased in 2020 from 2019 by $1,112,959, or 22.1%, primarily due to an order from Menard’s in 2019 which did not recur in 2020 and the general softening of the consumer markets in the first quarter of 2020 due to the COVID crisis.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2020 and 2019 was $2,387,743 and $3,844,757, respectively. Cost of goods sold decreased in 2020 over 2019 by $1,457,014 or 37.9%, primarily due to the decrease in revenues. Cost of goods sold as a percentage of revenues in 2020 was 61.1% as compared to cost of goods sold as a percentage of revenues in 2019 of 76.6%. We have reduced our cost of goods sold as a percentage of revenue as we have achieved operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended March 31, 2020 and 2019 were $4,503,825 and $2,729,542, respectively. SG&A Expenses increased in 2020 over 2019 by $1,774,282 or 65%, primarily due to hiring additional employees, independent contractors and consultants to grow our existing business and continue our expansion. SG&A expense in 2020 as a percentage of revenues was 115.2% as compared to SG&A expense in 2019 as a percentage of revenues was 54.3%. We expect our SG&A expense will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs ( “R&D”) for the three months ended March 31, 2020 and 2019 were $524,166 and $463,595, respectively. R&D costs decreased in 2019 from 2018 by $60,571 or 13.1%, primarily due to work on completion of its upcoming hand tool lines. We expect R&D costs to stay relatively constant as the Company continues to develop new tools for the construction industry.

Other Expense

Other expense for the three months ended March 31, 2020 and 2019, respectively, consisted of change in the fair value of warrant derivative and interest expense. The Company recorded a loss of $248,437 and a gain of 2,515,636, for the three months ended March 31, 2020 and 2019, respectively, attributed almost exclusively to the change in the fair value associated with our Series B warrant derivative in 2019, which warrants expired in 2019. The Company recorded interest expense for the three months ended March 31, 2020 of $248,437 and for the three months ended March 31, 2019 of $82,263.

Net Income

Due to factors set forth above, we recorded a net loss of $3,754,659 for the three months ended March 31, 2020 as compared to net income of $500,213 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Since our 2018 initial public offering, we have had several subsequent financings which have enabled us to maintain liquidity. On February 24, 2020, ToughBuilt Industries, Inc. (the “Company”) closed on the public offering of 0.445 million shares of its common stock, for gross proceeds of $912,250 based upon the overallotment option arising from the closing of its January 28, 2020 public offering. In the January 28, 2020 public offering, the Company sold 4.5 million shares of its common stock and 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock) from which it received gross proceeds of $9,472,250.

We had $2.7 million in cash at March 31, 2020 as compared to $.03 million at December 31, 2019.

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $47.2 million at March 31, 2020, a net loss of approximately $3.8 million, and approximately $3.4 million of net cash used in operating activities for the three months ended March 31, 2020. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these condensed financial statements.

CASH FLOWS

Net cash flows used in operating activities for the three months ended March 31, 2020 was $4,035,286, attributable to a net loss of $3,754,659, offset by depreciation expense of $84,924, amortization of debt issuance cost of $232,148, stock-based compensation expense of $96,490, and net decrease in operating assets of $693,689. Net cash flows used in operating activities for the three months ended March 31, 2019 was $4,988,962, attributable to a net income of $500,213, offset by depreciation expense of $36,297, change in the fair value of warrant derivative of $2,597,899, stock-based compensation expense of $105,642, and net increase in operating assets of $2,533,095, and net decrease in operating liabilities of $500,120.

Net cash used in investing activities for the three months ended March 31, 2020 was $158,862 attributed to the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2019 was $115,948 attributed to the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2020 was $6,846,746, primarily attributable to proceeds from its January and February 2020 offering of common stock and warrants. Net cash provided by financing activities for the three months ended March 31, 2019 was $2,091,055, primarily attributable to the net cash proceeds of $2,172,680 received from the exercise of Series A Warrants, cash proceeds of $16,818 received from the exercise of placement agent warrants, and net cash payments of $98,443 of factor loans payable.

As a result of the activities described above, we recorded a net increase in cash of $2,652,598 and a decrease of $3,013,855 for the three months ended March 31, 2020 and 2019, respectively.

Recent Financings

January 2019 Warrant Exchange

On January 24, 2019, the Company entered into exchange agreements with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 42,411.6 shares of its common stock, for total gross proceeds to the Company of $2,172,638. Those investors also exchanged Series A Warrants to purchase 50,894 shares of its common stock into 50,894 shares of its common stock and received new warrants to purchase an aggregate of 93,305.6 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $37.70, and the warrants are not exercisable until the six-month anniversary of the date of issuance thereof.

August 2019 Convertible Note Financing

On August 19, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it sold $1.15 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The first note (the “Series A Note”) has a face amount of $6.72 million for which the investor paid $5 million in cash. The second note (the “Series B Note” and with the Series A Note, collectively referred to as the “Notes”) has a principal amount of $4.78 million for which the investor paid $4.78 million in the form of a full recourse promissory note issued by the investor to the Company (the “Investor Note”) secured by $4.78 million in cash or cash equivalents of the investor (i.e :an original issue discount of approximately 15% to the face amount of the Series B Note). No portion of the Series B Note may be converted into shares of our common stock (the “Common Stock”) until the corresponding portion of the Investor Note has been prepaid to the Company in cash, at which point in time such portion of the Series B Note shall be deemed “unrestricted”. The Investor Note is subject to optional prepayment at any time at the option of the investor and mandatory prepayment, at the Company’s option, subject to certain equity conditions, at any time 45 Trading Days after the effectiveness of a resale registration statement (or otherwise the applicability of Rule 144 promulgated under the Securities Act of 1933, as amended). Notwithstanding the foregoing, the Company may not effect a mandatory prepayment if the shares underlying the Series A Note and the portion of the Series B Note that has become unrestricted exceeds 35% of the market capitalization of the Company.

The Notes are senior secured obligations of the Company secured by a lien on all assets of the Company, bear no interest (unless an event default has occurred and is continuing) and mature on December 31, 2020. The Notes were initially convertible at $10.00 into a fixed number of shares (the “Conversion Shares”). The Notes are convertible at the Holder’s option, in whole or in part, at any time after closing. The Conversion Price will be subject to adjustment for stock dividends, stock splits, anti-dilution and other customary adjustment events.

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

The shares used to meet a Principal Repayment (“Installment Shares”) would be valued at a conversion price calculated as the lesser of (i) 85% of the arithmetic average of the three lowest daily VWAPs of the 20 trading days prior to the payment date or (ii) 85% of the VWAP of the trading day prior to payment date (“Installment Price”) with a floor of $1.00.

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

January 2020 Public Offering and February 2020 Greenshoe

On February 24, 2020, ToughBuilt Industries, Inc. (the “Company”) closed on the public offering of .445 million shares of its common stock, for gross proceeds of $934,500 based upon the overallotment option arising from the closing of its January 28, 2020 public offering. In the January 28, 2020 public offering, the Company sold 43 million shares of its common stock and 4.745 million warrants (each exercisable into ½ of a share of common stock for a total of 2.3725 million shares of common stock) from which it received gross proceeds of $9,030,000.

Off Balance Sheet Arrangements

None.

Seasonality

Our business is a seasonal business as a result of our China-based production. For the first calendar quarter, we are not able to ship our products from China due to the hiatus as a result of their New Year holidays and also a general downturn in business caused by Covid-19. We make up the lost sales from the first calendar quarter in the subsequent quarters.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended March 31, 2020 and 2019, included with this quarterly report.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2020, we maintain effective controls over the control environment, including our internal control over financial reporting. Because we are a small company with only two employees in our finance department, we have retained an outside firm to ensure the ability to have adequate segregation of duties in the financial statement preparation process.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 and 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The appellate court recently issued a remittitur officially transferring the matter from the appellate court back to the trial court for further proceedings consistent with its ruling, and the Company and Panosian have filed an Answer to the Complaint. The trial court has not yet set a trial date, and discovery in this case is just now beginning. The Company intends to vigorously defend the Complaint and seek to recover the compensation and stock previously paid to satisfy the now vacated default judgment. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

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

The Company has recorded legal expense of $39,506.51 and $12,063 for the three months ended March 31, 2020 and 2019, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2020 and subsequent thereto through the date of filing this report, we conducted no transactions, exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

TOUGHBUILT INDUSTRIES, INC.

Date: May 13, 2020	By:	/s/ Michael Panosian
MICHAEL PANOSIAN
CHIEF EXECUTIVE OFFICER AND CHAIRMAN
(Principal Executive Officer)

