Form 10-Q
period 2020-06-30
Toughbuilt Industries, Inc
filed 2020-08-13
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 001-38739

TOUGHBUILT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0820877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25371 Commercentre Drive, Suite 200 Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

(949) 528-3100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TBLT	NASDAQ CAPITAL MARKET
Series A Warrants	TBLTW	NASDAQ CAPITAL MARKET

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of August 13, 2020, the registrant had 38,414,631 shares of common stock, $0.0001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019

Assets
Current Assets
Cash	$19,628,685	$25,063
Accounts receivable	3,086,402	2,075,380
Factor receivables, net	388,364	174,042
Inventory	1,855,595	2,215,497
Prepaid assets	1,792,666	254,070
Note receivable	1,480,000	4,480,000
Total Current Assets	28,231,712	9,224,052

Property and equipment, net	1,598,583	1,029,885
Other assets	470,688	215,688
Total Assets	$30,300,983	$10,469,625
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,105,052	$2,536,871
Accrued expenses	404,197	364,309
Factor loan payable	294,868	125,645
Convertible notes payable, net of discount	1,759,081	4,216,307
Total Current Liabilities	4,563,198	7,243,132
Total Liabilities	4,563,198	7,243,132

Shareholders’ Equity
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 0 and 5,775 issued, and outstanding at June 30, 2020 and December 31, 2019, respectively. Liquidation preference of $5,775,000 at December 31, 2019.	-	4,816,485
Common stock, $0.0001 par value, 200,000,000 shares authorized, 38,414,631 and 3,300,015 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3,842	330
Additional paid-in capital	75,421,130	41,823,048
Accumulated deficit	(49,687,187)	(43,413,370)
Total Shareholders’ Equity	25,737,785	3,226,493
Total Liabilities and Shareholders’ Equity	$30,300,983	$10,469,625

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net of allowances
Metal goods	$3,374,066	$2,274,978	$5,456,846	$3,916,250
Soft goods	3,465,580	2,479,362	5,292,312	5,860,561
Total revenues, net of allowances	6,839,646	4,754,340	10,749,158	9,776,811

Cost of Goods Sold
Metal goods	2,291,948	1,680,762	3,652,461	2,974,433
Soft goods	1,990,681	1,896,656	3,017,911	4,447,742
Total cost of goods sold	4,282,629	3,577,418	6,670,372	7,422,175

Gross profit	2,557,017	1,176,922	4,078,786	2,354,636

Operating expenses:
Selling, general and administrative expenses	4,313,015	2,528,461	8,816,839	5,258,003
Research and development	422,072	666,448	946,239	1,130,043
Total operating expenses	4,735,087	3,194,909	9,763,078	6,388,046

Loss from operations	(2,178,070)	(2,017,987)	(5,684,292)	(4,033,410)

Other income (expense)
Interest expense	(341,088)	(86,275)	(589,525)	(168,538)
Change in fair value of warrant derivative	-	2,111,684	-	4,709,583
Total other income (expense)	(341,088)	2,025,409	(589,525)	4,541,045

Net income (loss)	$(2,519,158)	$7,422	$(6,273,817)	$507,635

Common stock deemed dividend	-	-	-	(2,137,190)
Redemption of Series D Preferred Stock deemed dividend	-	-	(1,295,294)	-

Net income (loss) attributable to common stockholders	$(2,519,158)	$7,422	$(7,569,111)	$(1,629,555)

Basic and diluted net loss per share attributed to common stockholders
Basic net loss per common share	$(0.11)	$0.00	$(0.49)	$(1.06)
Basic weighted average common shares outstanding	22,209,152	1,904,270	15,440,558	1,538,834

Diluted net loss per common share	$(0.11)	$0.00	$(0.49)	$(1.05)
Diluted weighted average common shares outstanding	22,209,152	1,904,270	15,440,558	1,551,618

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance - January 1, 2019	-	$-		$-	987,087	$99	$20,152,995	$(39,112,401)	$(18,959,307)
Issuance of common stock upon exercise of Series A Warrants, net of cost	-	-		-	42,412	4	2,172,676	-	2,172,680
Issuance of common stock as inducement to exercise Series A Warrants	-	-		-	50,894	5	(5)	-	0
Issuance of common stock upon exercise of Series B warrants	-	-		-	362,905	36	5,635,733	-	5,635,769
Issuance of common stock upon exercise of Placement Agent Warrants	-	-		-	400	-	16,818	-	16,818
Stock based compensation expense	-	-		-	-	-	105,642	-	105,642
Net income	-	-		-	-	-	-	500,213	500,213
									-
Balance - March 31, 2019	-	$-	-	$-	1,443,698	$144	$28,083,859	$(38,612,188)	$(10,528,185)
Issuance of Series C preferred stock upon exchange of Series A and Series B warrants	4,268	-	-	-	-	-	3,671,024	-	3,671,024
Issuance of common stock upon exercise of Series B warrants	-	-	-	-	874,995	87	7,733,376	-	7,733,463
Stock based compensation expense	-	-	-	-			104,121		104,121
Net income	-	-	-	-	-	-	-	7,422	7,422
Balance - June 30, 2019	4,268	$-	-	$-	2,318,693	$231	$39,592,380	$(38,604,766)	$987,845

Balance - January 1, 2020	1,268	$-	5,775	$4,816,485	3,300,015	$330	$41,823,048	$(43,413,370)	$3,226,493
Redemption of Series D Preferred Stock	-	-	(2,212)	(1,844,860)	-	-	(1,295,294)	-	(3,140,154)
Issuance of common stock upon Series C preferred conversion	(1,268)	-		-	126,800	13	(13)	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-	200,000	20	(186,171)	-	(186,151)
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	4,945,000	495	9,388,245	-	9,388,740
Issuance of common stock upon exercise of warrants	-	-	-	-	2,407,953	241	(241)	-	-
Stock based compensation expense	-	-	-	-			96,490		96,490
Net loss								(3,754,659)	(3,754,659)
Balance - March 31, 2020	-	$-	3,563	$2,971,625	10,979,768	$1,099	$49,826,064	$(47,168,029)	$5,630,759
Issuance of common stock upon conversion of Series D Preferred Stock	-	-	(3,563)	(2,971,625)	3,141,426	314	2,971,311	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-		-	3,200,000	320	3,091,965	-	3,092,285
Issuance of common stock and warrants, net of issuance costs	-	-		-	20,700,000	2,070	18,731,930	-	18,734,000
Issuance of common stock for services	-	-		-	360,000	36,	572,364	-	572,400
Issuance of common stock upon exercise of warrants	-	-		-	33,437	3	(3)	-	-
Stock based compensation expense	-	-		-	-	-	227,499	-	227,499
Net loss	-	-		-	-	-		(2,519,158)	(2,519,158)
Balance - June 30, 2020	-	$-	-	$-	38,414,631	$3,842	$75,421,130	$(49,687,187)	$25,737,785

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(6,273,817)	$507,635
Adjustments to reconcile from net income (loss) to net cash used in operating activities:
Depreciation	217,631	101,911
Amortization of debt discount and debt issuance cost	448,908	-
Change in fair value of warrant derivative	-	(4,709,583)
Stock-based compensation expense	323,989	209,763
Changes in operating assets and liabilities
Accounts receivable	(1,011,022)	(809,543)
Factor receivables, net	(214,322)	150,995
Inventory	359,902	(786,682)
Prepaid assets	(966,196)	(75,848)
Other assets	(5,000)	(3,537)
Accounts payable	(431,819)	(157,002)
Accrued expenses	39,888	(524,377)
Deferred revenue	-	(33,665)
Net cash used in operating activities	(7,511,858)	(6,129,933)

Cash flows from investing activities:
Proceeds from note receivable	3,000,000	-
Advance for property and equipment	(250,000)	-
Purchases of property and equipment	(786,329)	(276,554)
Net cash provided by (used in) investing activities	1,963,671	(276,554)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net of costs	28,122,740	-
Proceeds from exercise of Series A warrants	-	2,172,680
Proceeds from exercise of Placement Agent warrants	-	16,818
Proceeds from factor loan payable	169,223	1,809,884
Repayments of factor loan payable	-	(2,028,866)
Repayments of Series D Preferred Stock	(3,140,154)	-
Net cash provided by financing activities	25,151,809	1,970,516

Net increase (decrease) increase in cash	19,603,622	(4,435,971)
Cash, beginning of period	25,063	5,459,884
Cash, end of period	$19,628,685	$1,023,913

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$244	$-
Conversion of Series C Preferred Stock to common stock	$13	$-
Conversion of Series D Preferred Stock to common stock	$2,971,311	$-
Conversion of convertible notes payable to common stock	$2,906,134	$-
Issuance of common stock for prepaid services	$572,400	$-
Conversion of Series B warrants into common stock	$-	$13,369,232
Issuance of convertible preferred stock in exchange for warrants	$-	$3,671,024

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to the Condensed Financial Statements

June 30, 2020 and 2019

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities Exchange Commission (“SEC”) on March 30, 2020 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

On April 15, 2020, the Company effected a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each ten shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock. All share and per share numbers in the unaudited condensed financial statements and notes below have been revised retroactively to reflect the Reverse Split.

Nature of Operations

In these notes, the terms “we,” “our,” “ours,” “us,” “it,” “its,” “ToughBuilt,” and the “Company” refer to ToughBuilt Industries, Inc.

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

ToughBuilt distributes products in the following categories, all designed and engineered in the United States and manufactured by third-party vendors in China, with manufacturing being brought online in India and the Philippines:

●	tool belts, tool bags and other personal tool organizer products;
●	complete line of knee pads for various construction applications; and
●	job-site tools and material support products consisting of a full line of miter-saws and table saw stands, saw horses/job site tables and roller stands.

On February 24, 2020, the Company closed on the public offering of 0.445 million shares of its common stock, for gross proceeds of $912,250 based upon the overallotment option arising from the closing of its January 28, 2020 public offering. In the January 28, 2020 public offering, the Company sold 4.5 million shares of its common stock and 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock) from which it received gross proceeds of $9,472,250.

On June 12, 2020, the Company closed on the public offering of 1.7 million shares of its common stock, for gross proceeds of $1,683,000 based upon the overallotment option arising from the closing of its June 2, 2020 public offering. In the June 2, 2020 public offering, the Company sold 19 million shares of its common stock and 20.7 million warrants from which it received gross proceeds of $19,017,000.

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

Liquidity

As of June 30, 2020, the Company’s principal sources of liquidity consisted of approximately $19.6 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Basis of Presentation

These interim condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2020 and 2019; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at June 30, 2020 and December 31, 2019.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At June 30, 2020 and December 31, 2019, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Factor loan payable,” on its balance sheet. The Company recorded a sales discount of $13,000 at June 30, 2020 and December 31, 2019.

Inventory

Inventory is valued at the lower of cost or net realizable value with cost being determined by using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At June 30, 2020 and December 31, 2019, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three and six months ended June 30, 2020 and 2019, respectively.

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

The Company had no instruments requiring such valuation as of June 30, 2020 and December 31, 2019.

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

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values. In addition, as of January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplified aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The adoption of this guidance did not have a material impact on the financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss computation of basic and diluted net loss per common share:
Net income (loss)	$(2,519,158)	$7,422	$(6,273,817)	$507,635
Less: Redemption of Series D Preferred Stock deemed dividend	-	-	(1,295,294)	-
Less: Common stock deemed dividend (inducement cost)	-	-	-	(2,137,190)
Net loss attributable to common stockholders	$(2,519,158)	$7,422	$(7,569,111)	$(1,629,555)

Basic and diluted net loss per share:
Basic net loss per common share	$(0.11)	$0.00	$(0.49)	$(1.06)
Basic weighted average common shares outstanding	22,209,152	1,904,270	15,440,558	1,538,834
Diluted net loss per common share	$(0.11)	$0.00	$(0.49)	$(1.05)
Diluted weighted average common shares outstanding	22,209,152	1,904,270	15,440,558	1,551,618

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of June 30, (in common equivalent shares):

	2020	2019
Preferred shares	-	1,886,000
Warrants	21,925,102	3,299,569
Series A & B Notes	213,105	-
Options and restricted stock units	1,018,853	1,063,419
Total anti-dilutive weighted average shares	23,157,060	6,248,988

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021 and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“Topic 326”)”. The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2023, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance to determine its impact it may have on its financial statements.

In December 2019, the FASB Issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine its impact it may have on its financial statements.

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at June 30, 2020 and December 31, 2019 have been treated as a loan payable to third party in the accompanying balance sheets, and total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000 as of June 30, 2020 and December 31, 2019, were $388,364 and $174,102, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2020	December 31, 2019
Furniture	$153,640	$111,490
Computers	275,894	254,243
Production equipment	182,446	182,446
Tooling and molds	1,248,894	605,485
Website design	440,063	360,943
Leasehold Improvements	42,249	42,249
Less: accumulated depreciation	(744,602)	(526,971)
Property and Equipment, net	$1,598,583	$1,029,885

Depreciation with respect thereto consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$132,707	$65,614	$217,631	$101,911

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

The Company entered into a lease for office space at 8669 Research Drive, in Irvine, CA, which is to replace the current corporate headquarters. The lease commenced on December 1, 2019 with no rent due until April 1, 2020. From April 1, 2020 through March 31, 2025, base rent will be due on the first of each month, and will escalate annually. Currently, the monthly rent is $25,200. The Company paid an initial amount of $68,128 comprising the rent for April 2020, a security deposit and the amount due for property taxes, insurance and association fees.

On August 30, 2018, the Company entered into an agreement with a customer to pay a slotting allowance of $1,000,000 payable in three annual installments of $333,334 on March 1, 2019, $333,333 on March 1, 2020 and $333,333 on March 1, 2021.

Future minimum lease and other commitments of the Company are as follows:

For the years ending December 31,	Slotting Expenses	Building leases	Total
2020 (remaining)	$-	$242,960	$242,960
2021	333,333	502,872	836,205
2022	-	371,077	371,077
2023	-	341,653	341,653
2024	-	358,085	358,085
Thereafter	-	89,521	89,521
	$333,333	$1,906,168	$2,239,501

The Company recorded rent expense of $121,806 and $43,170 and $327,894 and $83,653 for the three and six months ended June 30, 2020 and 2019, respectively. The Company recorded a slotting expense of $83,334 and $83,334 and $166,668 and $166,668 for the three and six months ended June 30, 2020 and 2019, respectively.

Employment Agreements with Officers

On January 3, 2017, the Company entered into an employment agreement with its President and Chief Executive Officer for a five-year term. The officer received a sign-on-bonus of $50,000 and was entitled to an annual base salary of $350,000 to increase by 10% each year commencing on January 1, 2018. The officer was also granted a stock option to purchase 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

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

The Company’s former Chief Financial Officer was appointed on June 14, 2019, with whom the Company entered into a verbal consulting arrangement at $10,000 per month. Effective July 2, 2020 such former Chief Financial Officer resigned from the Company.

The Company’s current interim Chief Financial Officer receives a salary of $190,000 per annum. Effective July 1, 2020, the Company and the interim Chief Financial Officer have agreed to a salary of $230,000 per annum.

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

Design 1st v. ToughBuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1st filed a Demand for Arbitration against ToughBuilt Industries seeking $169,094 in damages, plus attorney’s fees and costs. Claimant contends the Company breached a written contract by failing to pay for design services. ‘The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing. An arbitration hearing has not yet been scheduled by the arbitrator, Grant Kim, and discovery has not yet commenced. The Company intends to vigorously defend the Demand for Arbitration. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

The Company has recorded legal expense of $93,440 and $24,980 for the three months ended June 30, 2020 and 2019, respectively. The Company has recorded legal expense of $175,624 and $70,220 for the six months ended June 30, 2020 and 2019, respectively.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation, and other matters. The Company expenses these costs as the related services are received. If a loss is considered and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 6: STOCKHOLDERS’ EQUITY

At June 30, 2020 and 2019, the Company had 200,000,000 and 100,000,000 shares of common stock, respectively, and 5,000,000 shares of preferred stock authorized, both with a par value of $0.0001 per share.

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

Common Stock and Class A Units

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock for cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. The Company recognized an inducement cost of $0 and $2,137,190 for the Series A Warrants conversion for the six months ended June 30, 2020 and 2019, respectively, as an offset against stockholders’ equity. The inducement cost was calculated as being the difference between the fair value of equity instruments surrendered versus equity instruments issued pursuant to the terms of the exchange agreement.

On February 14, 2019, the Company received cash proceeds of $16,818 from three placement agent warrant holders upon their exercise of 1,402 placement agent warrants to purchase 4,004 Class A Units.

During the six months ended June 30, 2020, 1,268 Series C Preferred Stock shares converted into 126,800 shares of the Company’s common stock and 3,563 Series D Preferred Stock shares converted into 3,141,426 shares of the Company’s common stock.

During 2020, the Company granted 360,000 shares of common stock to consultants in consideration for services rendered.

As of June 30, 2020 and December 31, 2019, the Company had 38,414,631 and 3,300,015 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2020, all placement agent warrants, issued prior to the August 19, 2019 financing had been exercised, and the 20,000 warrants issued in the August 19, 2019 financing are the only placement agent warrants which remain outstanding.

As of June 30, 2020 and December 31, 2019, 20,000 warrants and 4,576 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the six months ended June 30, 2020. Class B Warrants have an exercise price of $120.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of June 30, 2020 and December 31, 2019, the Company had 26,550 Class B Warrants issued and outstanding.

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

As of June 30, 2020 and December 31, 2019, the Company had 519,001 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock).In the June 2, 2020 public offering, the Company sold 20.7 million warrants (each exercisable into 1 share of common stock for a total of 20.7 million shares of common stock.) Each warrant shall expire on the fifth anniversary of the original issuance date.

As of June 30, 2020, the Company had 20,780,115 2020 Offering Warrants issued and outstanding.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 12,500 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $100.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $28,054 for each of the three months ended June 30, 2020 and 2019, respectively. The Company recorded compensation expense of $56,108 for each of the six months ended June 30, 2020 and 2019, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.060 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of June 30, 2020, the unrecognized compensation expense was $56,108 which will be recognized as compensation expense over 0.5 years.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). This 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 100,000 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). No employee will be eligible to receive more than 20,000 shares of common stock in any calendar year under the 2018 Plan pursuant to the grant of awards. On September 12, 2018, the Board of Directors approved an increase in the number of shares of common stock reserved for future issuance under this Plan from 100,000 shares to 200,000 shares and on June 9, 2019, to 2,000,000 shares. On September 14, 2018, 100,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The key valuation assumptions used consist, in part, of the price of the Company’s common stock ranging in price from $3.90 to $4.29 at the issuance date; a risk-free interest rate ranging of 1.9% and the expected volatility of the Company’s common stock ranging from of 40% (estimated based on the common stock of comparable public entities)

On April 4, 2020, the Company granted 906,353 restricted stock units to two officers of the Company. These units have the following vesting term: 33% on January 1, 2021, 34% on January 1, 2022 and 33% on January 1, 2023. The fair value of these units as of granted date was $1,441,101 based upon the closing price of the Company’s stock.

The Company recorded compensation expense of $199,445 and $76,067 for the three months ended June 30, 2020 and 2019, respectively. The Company recorded compensation expense of $267,881 and $153,655 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the unrecognized compensation expense was $1,719,473 which will be recognized as compensation expense over 2.5 years.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

The Company’s reserve for sales returns and allowances amounted to $13,000 as of June 30, 2020 and December 31, 2019.

NOTE 8: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the three and six months ended June 30, 2020 and 2019, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company.

Concentration of Customers

For the three and six months ended June 30, 2020 and 2019, respectively, the Company had the following concentrations of customers:

	Percentage of revenues for the		Percentage of revenues for the		Percentage of accounts receivables as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer 1	20%	32%	20%	29%	11%	7%
Customer 2	19%	23%	19%	37%	21%	16%
Customer 3	18%	12%	21%	9%	18%	21%
Customer 4	13%	11%	9%	8%	12%	4%

Concentration of Suppliers

For the three and six months ended June 30, 2020 and 2019, respectively, the Company had the following concentrations of suppliers:

	Percentage of purchases for the		Percentage of purchases for the		Percentage of accounts payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2019	2019
Supplier 1	22%	42%	20%	32%	15%	16%
Supplier 2	34%	16%	30%	16%	27%	36%
Supplier 3	12%	15%	14%	18%	6%	11%
Supplier 4	24%	11%	26%	12%	12%	5%
Supplier 5	4%	15%	6%	10%	3%	2%
Supplier 6	3%	1%	4%	12%	2%	3%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2020 and 2019. The Company’s bank balances exceeded FDIC insured amounts at times during the three and six months ended June 30, 2020 and 2019. The Company’s bank balance exceeded the FDIC insured amounts as of June 30, 2020 by approximately $19 million.

Geographic Concentration

For the three and six months ended June 30, 2020 and 2019, respectively, the Company had the following geographic concentrations:

	Percentage of revenues for the		Percentage of revenues for the		Percentage of accounts receivables as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Australia	7%	11%	6%	8%	4%	6%
Belgium	4%	3%	3%	2%	3%	11%
Canada	6%	3%	7%	2%	12%	9%
Germany	2%	1%	1%	1%	0%	1%
Russia	1%	0%	1%	1%	1%	3%
South Korea	13%	8%	9%	7%	12%	4%
United Kingdom	3%	12%	5%	9%	6%	3%
United States of America	64%	62%	68%	70%	62%	63%

NOTE 9: SENIOR SECURED CONVERTIBLE NOTES

On August 19, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it sold $11.5 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The first note (the “Series A Note”) has a face amount of $6.72 million for which the investor paid $5 million in cash. The second note (the “Series B Note” and with the Series A Note, collectively referred to as the “Notes”) has a principal amount of $4.78 million for which the investor paid $4.78 million in the form of a full recourse promissory note issued by the investor to the Company (the “Investor Note”) secured by $4.78 million in cash or cash equivalents of the investor (i.e., an original issue discount of approximately 15% to the face amount of the Series B Note). No portion of the Series B Note may be converted into shares of our common stock (the “Common Stock”) until the corresponding portion of the Investor Note has been prepaid to the Company in cash, at which point in time such portion of the Series B Note shall be deemed “unrestricted”. The Investor Note is subject to optional prepayment at any time at the option of the investor and mandatory prepayment, at the Company’s option, subject to certain equity conditions, at any time 45 Trading Days after the effectiveness of a resale registration statement (or otherwise the applicability of Rule 144 promulgated under the Securities Act of 1933, as amended). Notwithstanding the foregoing, the Company may not effect a mandatory prepayment if the shares underlying the Series A Note and the portion of the Series B Note that has become unrestricted exceeds 35% of the market capitalization of the Company.

During the quarter ended June 30, 2020, the Company received $3,000,000 in connection with the Investor Note.

The Notes are senior secured obligations of the Company secured by a lien on all assets of the Company, bear no interest (unless an event default has occurred and is continuing) and mature on December 31, 2020. The Notes will be convertible at $1.00 into a fixed number of shares (the “Conversion Shares”). The Notes are convertible at the Holder’s option, in whole or in part, at any time after closing. The Conversion Price will be subject to adjustment for stock dividends, stock splits, anti-dilution, and other customary adjustment events.

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

Prior to all outstanding amounts under the Note being repaid in full, the Company will not create any new encumbrances on any of its or its subsidiaries’ assets without the prior written consent of the Lender, with a carve out for a working capital facility of which the details are to be determined. The Notes shall also be subject to standard events of default and remedies therefor.

The Company filed a registration statement (“Effectiveness Date”) on Form S-1 (file No: 333-233655) covering the resale of the shares underlying the Series A Note, the Series B Note and Warrants which was declared effective by the SEC on October 15, 2019.

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

During the quarter ended June 30, 2020, $3,200,000 principal amount of Notes was converted into Common Stock.

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2020, the date which the condensed financial statements were issued noting no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2019. All common share and per common share numbers have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on April 15, 2020.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our other filings with the United States Securities and Exchange Commission.

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

Business Overview

We were formed to design, manufacture, and distribute innovative tools and accessories to the building industry. We market and distribute various home improvement and construction product lines for both do-it-yourself (“DIY”) and professional markets under the TOUGHBUILT® brand name, within the global multibillion dollar per year tool market. All of our products are designed by our in-house design team. Since our initial launch of product sales seven years ago, we have experienced annual sales growth from approximately $1,000,000 in 2013 to $20,000,000 in 2019 (or $19,090,071 net of allowances).

Since August 2013, pursuant to a Service Agreement, we have been collaborating with Belegal, a Chinese firm, whose team of experts has provided ToughBuilt with additional engineering, sourcing services, and quality control support for our operations in China. Belegal assists us with supply-chain management (process and operations in China) for our operations in China, among other things, facilitating the transmission of our purchase orders to our suppliers in China, conducting “in-process” quality checking and inspection, and shipping end-products manufactured in China to their final destinations. In accordance with the agreement, we pay all of the monthly costs for payroll, overhead and other operation expenses associated with the Belegal’s activities on behalf of ToughBuilt.

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

ToughBuilt designs and manages its product life cycles through a controlled and structured process. We involve customers and industry experts from our target markets in the definition and refinement of our product development. Product development emphasis is placed on meeting and exceeding industry standards and product specifications, ease of integration, ease of use, cost reduction, design-for manufacturability, quality, and reliability.

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

Our competitors’ greater capabilities in the above areas enable them to better differentiate their products from ours, gain stronger brand loyalty, withstand periodic downturns in the construction and home improvement equipment and product industries, compete effectively on the basis of price and production, and more quickly develop new products. These competitors include DeWalt, Caterpillar, and Samsung Active.

The markets for our mobile products and services are also highly competitive and we are confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of mobile communication and media devices, personal computers and other digital electronic devices. Our competitors who sell mobile devices and personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. Our financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to us include price, product features, relative price/performance, product quality and reliability, design innovation, a strong third-party software and peripherals ecosystem, marketing and distribution capability, service and support, and corporate reputation.

We are focused on expanding its market opportunities related to mobile communication and media devices. These industries are highly competitive and include several large, well-funded and experienced participants. We expect competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses. Competitors include Apple, Samsung, and Qualcomm, among others.

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

Results of Operations

The three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenues

Revenues for the three months ended June 30, 2020 and 2019 were $6,839,646 and $4,754,340, respectively, consisting of metal goods and soft goods sold to customers. Revenues increased in 2020 over 2019 by $2,085,306, or 44%, primarily due to additional Amazon sales and European sales that we did not have in 2019.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2020 and 2019 was $4,282,629 and $3,577,418, respectively. Cost of goods sold increased in 2020 over 2019 by $705,211 or 20%, primarily due to the increase in revenues. Cost of goods sold as a percentage of revenues in 2020 was 62.6% as compared to cost of goods sold as a percentage of revenues in 2019 of 75.2%. We have reduced our cost of goods sold as a percentage of revenue as we have achieved operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended June 30, 2020 and 2019 were $4,313,015 and $2,528,461, respectively. SG&A Expenses increased in 2020 over 2019 by $1,784,554 or 71%, primarily due to hiring additional employees, independent contractors and consultants to grow our existing business and continue our expansion. SG&A expense in 2020 as a percentage of revenues was 63% as compared to SG&A expense in 2019 as a percentage of revenues was 53.2%. We expect our SG&A expense will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended June 30, 2020 and 2019 were $422,072 and $666,448, respectively. R&D costs decreased in 2020 over 2019 by $244,376 or 37%, primarily due to additional costs on new tools for the construction industry being incurred during 2019. We expect R&D costs to continue to stay relatively constant as Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the three months ended June 30, 2020 and 2019, respectively, consisted of change in the fair value of warrant derivative and interest expense. The Company recorded a gain of $0 and $2,111,684, for the three months ended June 30, 2020 and 2019, respectively, attributed to the change in the fair value associated with our Series B warrant derivative. The Company recorded interest expense for the three months ended June 30, 2020 of $341,088 and for the three months ended June 30, 2019 of $86,275.

Net Loss

Due to factors set forth above, we recorded net loss of $2,519,158 for the three months ended June 30, 2020 as compared to a net income of $7,422 for the three months ended June 30, 2019.

The six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenues

Revenues for the six months ended June 30, 2020 and 2019 were $10,749,158 and $9,776,811, respectively, consisting of metal goods and soft goods sold to customers. Revenues increased in 2020 over 2019 by $972,347, or 10%, primarily due to additional Amazon sales and European sales that we did not have in 2019.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2020 and 2019 was $6,670,372 and $7,422,175, respectively. Cost of goods sold decreased in 2020 over 2019 by $751,803 or 10%, primarily due to increased efficiencies. Cost of goods sold as a percentage of revenues in 2020 was 62.1% as compared to cost of goods sold as a percentage of revenues in 2019 of 75.9%. We have reduced our cost of goods sold as a percentage of revenue as we have achieved operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the six months ended June 30, 2020 and 2019 were $8,816,839 and $5,258,003, respectively. SG&A Expenses increased in 2020 over 2019 by $3,558,836 or 68%, primarily due to hiring additional employees, independent contractors and consultants to grow our existing business and continue our expansion. SG&A expense in 2020 as a percentage of revenues was 82.0% as compared to SG&A expense in 2019 as a percentage of revenues was 53.8%. We expect our SG&A expense will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (the “R&D”) for the six months ended June 30, 2020 and 2019 were $946,239 and $1,130,043, respectively. R&D costs decreased in 2020 over 2019 by $183,804 or 16%. We expect R&D costs to continue to stay relatively constant as Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the six months ended June 30, 2020 and 2019, respectively, consisted of change in the fair value of warrant derivative and interest expense. The Company recorded a gain of $0 and $4,709,583, for the six months ended June 30, 2020 and 2019, respectively, attributed to the change in the fair value associated with our Series B warrant derivative. The Company recorded interest expense for the six months ended June 30, 2020 of $589,525 and for the six months ended June 30, 2019 of $168,538.

Net Loss

Due to factors set forth above, we recorded net loss of $6,273,817 for the six months ended June 30, 2020 as compared to a net income of $507,635 for the six months ended June 30, 2019.

Liquidity and Capital Resources

We had $19.6 million in cash at June 30, 2020 as compared to $0.03 million at December 31, 2019.

Since our inception, we have financed our operations through the sale of equities and debt securities. Since our 2018 initial public offering, we have had several subsequent financings which have enabled us to fund operations. On February 24, 2020, we closed on the public offering of 0.445 million shares of our common stock, for gross proceeds of $912,250 based upon the overallotment option arising from the closing of its January 28, 2020 public offering. In the January 28, 2020 public offering, we sold 4.5 million shares of our common stock and 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock) from which it received gross proceeds of $9,472,250. On June 12, 2020, we closed on the public offering of 1.7 million shares of our common stock, for gross proceeds of $1,683,000 based upon the overallotment option arising from the closing of its June 2, 2020 public offering. In the June 2, 2020 public offering, we sold 19 million shares of our common stock and 20.7 million warrants from which it received gross proceeds of $19,017,000.

As of June 30, 2020, the Company’s principal sources of liquidity consisted of approximately $19.6 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

CASH FLOWS

Net cash flows used in operating activities for the six months ended June 30, 2020 was $7,511,858, attributable to a net loss of $6,273,817, offset by depreciation expense of $217,631, amortization of debt discount and debt issuance costs of $448,908, stock-based compensation expense of $323,989 and net increase in operating assets of $1,836,638, and net decrease in operating liabilities of $391,931. Net cash flows used in operating activities for the six months ended June 30, 2019 was $6,129,933, attributable to net income of $507,635, offset by depreciation expense of $101,911, change in the fair value of warrant derivative of $4,709,583, stock-based compensation expense of $209,763, and net increase in operating assets of $1,524,615, and net decrease in operating liabilities of $715,044.

Net cash provided by investing activities for the six months ended June 30, 2020 was $1,963,671 attributed to proceeds from note receivable of $3,000,000, and advance for property and equipment of $250,000 and the purchase of property and equipment in the amount of $786,329. Net cash used in investing activities for the six months ended June 30, 2019 was $276,554.

Net cash provided by financing activities for the six months ended June 30, 2020 was $25,151,809, primarily attributable to the net cash proceeds of $28,122,740 received from the sale of common stock and warrants, cash proceeds of $169,223 received from loans payable to factor and repayments of Series D Preferred Stock of $3,140,154. Net cash provided by financing activities for the six months ended June 30, 2019 was $1,970,516, primarily due to cash received from sale of Series A warrants of $2,172,680, cash received from sale the exercise of Placement Agent warrants of $16,818, cash proceeds of $1,809,884 received from loans payable to factor and $2,028,866 paid to factor for repayment of loans payable.

As a result of the activities described above, we recorded a net increase (decrease) in cash of $19,603,622 and ($4,435,971) for the six months ended June 30, 2020 and 2019, respectively.

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

August 2019 Convertible Note Financing

On August 19, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it sold $1.15 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The first note (the “Series A Note”) has a face amount of $6.72 million for which the investor paid $5 million in cash. The second note (the “Series B Note” and with the Series A Note, collectively referred to as the “Notes”) has a principal amount of $4.78 million for which the investor paid $4.78 million in the form of a full recourse promissory note issued by the investor to the Company (the “Investor Note”) secured by $4.78 million in cash or cash equivalents of the investor (i.e., an original issue discount of approximately 15% to the face amount of the Series B Note). No portion of the Series B Note may be converted into shares of our common stock (the “Common Stock”) until the corresponding portion of the Investor Note has been prepaid to the Company in cash, at which point in time such portion of the Series B Note shall be deemed “unrestricted”. The Investor Note is subject to optional prepayment at any time at the option of the investor and mandatory prepayment, at the Company’s option, subject to certain equity conditions, at any time 45 Trading Days after the effectiveness of a resale registration statement (or otherwise the applicability of Rule 144 promulgated under the Securities Act of 1933, as amended). Notwithstanding the foregoing, the Company may not effect a mandatory prepayment if the shares underlying the Series A Note and the portion of the Series B Note that has become unrestricted exceeds 35% of the market capitalization of the Company.

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

The Company shall repay the Principal Amount of the Notes in 12 installments, with the first installment starting on February 1, 2020 (each, an “Installment Date”). Installments 1-3 shall be 1/36th of the Principal Amount, Installments 4-6 shall be 1/18th of the Principal Amount and Installments 7-12 shall be 1/8th of the Principal Amount. The repayment amount shall be payable in cash, or, subject to the satisfaction of equity conditions, at the option of the Company, in registered Common Stock or a combination of cash and registered Common Stock. However, if the 30-day volume weighted average price of the Common Stock (the “VWAP”) of the Company falls below 50% of the market price or the Company fails to satisfy certain other equity conditions, the repayment amount is payable in shares of Common Stock only unless the Investor(s) waive any applicable equity condition. If the Company elects to satisfy all or any portion of an installment in shares of Common Stock, the Company will predeliver such shares of Common Stock to the investor on the 23rd trading day prior to the applicable Installment Date, with a true-up of shares (if necessary) on the Installment Date. Any excess shares of Common Stock shall be applied to subsequent installments.

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

January 2020 Public Offering and February 2020 Overallotment Option

On February 24, 2020, the Company closed on the public offering of 0.445 million shares of its common stock, for gross proceeds of $912,250 based upon the overallotment option arising from the closing of its January 28, 2020 public offering. In the January 28, 2020 public offering, the Company sold 4.5 million shares of its common stock and 49.45 million warrants (each exercisable into ½ of a share of common stock for a total of 2.4725 million shares of common stock) from which it received gross proceeds of $9,472,500.

June 2020 Public Offering

On June 12, 2020, the Company closed on the public offering of 1.7 million shares of its common stock, for gross proceeds of $1,683,000 based upon the overallotment option arising from the closing of its June 2, 2020 public offering. In the June 2, 2020 public offering, the Company sold 19 million shares of its common stock and 20.7 million warrants from which it received gross proceeds of $19,017,000.

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

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended June 30, 2020 and 2019, included with this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report.

Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2020, we maintain effective controls over the control environment, including our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Design 1st v. ToughBuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1st filed a Demand for Arbitration against ToughBuilt Industries seeking $169,094.35 in damages, plus attorney’s fees and costs. Claimant contends the Company breached a written contract by failing to pay for design services. ‘The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956.07 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing. An arbitration hearing has not yet been scheduled by the arbitrator, Grant Kim, and discovery has not yet commenced. The Company intends to vigorously defend the Demand for Arbitration. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

32

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2020 the Company did not conduct any sales of unregistered securities, including sales of reacquired securities, new issues, securities issued in exchange for property, services or other securities and new securities resulting from modification of outstanding securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Events

As previously disclosed by the Company on a Form 8-K filed with the SEC on July 8, 2020, effective July 2, 2020, Jolie Kahn has resigned as the Interim Chief Financial Officer of the Company to focus on her legal practice.

Also, effective July 2, 2020, Martin Galstyan was appointed as Interim Chief Financial Officer of the Company. Mr. Galstyan, age 34 joined the Company in 2012 as account manager and became controller of the Company in 2014. Mr. Galstyan set up the ERP system (Enterprise Resource Planning) for the Company and EDI (Electronic Data Interchange) for the Company’s big box retailers.

As previously disclosed by the Company on a Form 8-K filed with the SEC on July 30, 2020, on July 24, 2020, the Company received notice from the Nasdaq Stock Market LLC indicating that it has failed to maintain a minimum bid price of at least $1.00 per share for the last 30 consecutive trading days based upon the closing bid price for its common stock as required by Rule 5550(a)(2).

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day period, or until January 20, 2021, to regain compliance with the minimum bid price requirement. During the compliance period, the Company’s common stock will continue to be listed and traded on the Nasdaq Stock Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least 10 (and possibly as long as 20, at Nasdaq’s discretion) consecutive business days.

33

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a- 14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUGHBUILT INDUSTRIES, INC.

Date: August 13, 2020	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

35