Form 10-Q
period 2020-09-30
Toughbuilt Industries, Inc
filed 2020-11-06
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 38,414,631 shares of common stock, $0.0001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(UNAUDITED)
Assets
Current Assets
Cash	$8,891,612	$25,063
Accounts receivable	12,584,296	2,075,380
Factor receivables, net	2,107,082	174,042
Inventory	6,684,030	2,215,497
Prepaid assets	1,045,210	254,070
Note receivable	1,480,000	4,480,000
Total Current Assets	32,792,230	9,224,052
Other Assets
Property and equipment, net	2,352,561	1,029,885
Other assets	221,168	215,688
Total Assets	$35,365,959	$10,469,625

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$5,508,639	$2,536,871
Accrued expenses	548,066	364,309
Factor loan payable	1,513,885	125,645
Convertible notes payable, net of discount	1,945,065	4,216,307
Total Current Liabilities	9,515,655	7,243,132
Total Liabilities	9,515,655	7,243,132

Commitment and Contingencies (Note 5)

Shareholders’ Equity
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 0 and 5,775 issued, and outstanding at September 30, 2020 and December 31, 2019, respectively. Liquidation preference of $5,775,000 at December 31, 2019.	-	4,816,485
Common stock, $0.0001 par value, 200,000,000 shares authorized, 38,414,631 and 3,300,015 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3,842	330
Additional paid-in capital	75,412,814	41,823,048
Accumulated deficit	(49,566,352)	(43,413,370)
Total Shareholders’ Equity	25,850,304	3,226,493
Total Liabilities and Shareholders’ Equity	$35,365,959	$10,469,625

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net of allowances
Metal goods	$5,368,015	$2,527,734	$10,824,861	$6,443,984
Soft goods	11,295,374	2,256,353	16,587,686	8,116,914
Total revenues, net of allowances	16,663,389	4,784,087	27,412,547	14,560,898

Cost of Goods Sold
Metal goods	2,906,559	1,759,091	6,559,020	4,733,524
Soft goods	6,207,533	1,545,027	9,225,444	5,992,769
Total cost of goods sold	9,114,092	3,304,118	15,784,464	10,726,293

Gross profit	7,549,297	1,479,969	11,628,083	3,834,605

Operating expenses:
Selling, general and administrative expenses	6,423,593	3,549,480	15,480,432	8,807,483
Research and development	789,890	391,460	1,496,129	1,521,503
Total operating expenses	7,213,483	3,940,940	16,976,561	10,328,986

Income (loss) from operations	335,814	(2,460,971)	(5,348,478)	(6,494,381)

Other income (expense)
Interest expense	(214,979)	(288,152)	(804,504)	(456,689)
Change in fair value of warrant derivative	-	59,781	-	4,769,363
Total other income (expense)	(214,979)	(228,371)	(804,504)	4,312,674

Net income (loss)	$120,835	$(2,689,342)	$(6,152,982)	$(2,181,707)

Redemption of Series D Preferred Stock deemed dividend	-	-	(1,295,294)	-
Common stock deemed dividend	-	-	-	(2,137,190)

Net income (loss) attributable to common stockholders	$120,835	$(2,689,342)	$(7,488,276)	(4,318,897)

Basic and diluted net loss per share attributed to common stockholders
Basic net loss per common share	$0.00	$(0.87)	$(0.32)	$(2.27)
Basic weighted average common shares outstanding	38,414,631	3,084,456	23,154,481	1,906,179

Diluted net loss per common share	$0.00	$(0.87)	$(0.32)	$(2.27)
Diluted weighted average common shares outstanding	38,414,631	3,084,456	23,154,481	1,906,179

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(UNAUDITED)

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2019	-	$-		$-	987,087	$99	$20,152,995	$(39,112,401)	$(18,959,307)
Issuance of common stock upon exercise of Series A Warrants, net of cost	-	-		-	42,412	4	2,172,676	-	2,172,680
Issuance of common stock as inducement to exercise Series A Warrants	-	-		-	50,894	5	(5)	-	0
Issuance of common stock upon exercise of Series B warrants	-	-		-	362,905	36	5,635,733	-	5,635,769
Issuance of common stock upon exercise of Placement Agent Warrants	-	-		-	400	-	16,818	-	16,818
Stock based compensation expense	-	-		-	-	-	105,642	-	105,642
Net income	-	-		-	-	-	-	500,213	500,213
									-
Balance - March 31, 2019	-	$-	-	$-	1,443,698	$144	$28,083,859	$(38,612,188)	$(10,528,185)
Issuance of Series C preferred stock upon exchange of Series A and Series B warrants	4,268	-	-	-	-	-	3,671,024	-	3,671,024
Issuance of common stock upon exercise of Series B warrants	-	-	-	-	874,995	87	7,733,376	-	7,733,463
Stock based compensation expense	-	-	-	-			104,121		104,121
Net income	-	-	--	-	-	-	-	7,422	7,422
Balance - June 30, 2019	4,268	$-	-	$-	2,318,693	$231	$39,592,380	$(38,604,766)	$987,845
Issuance of common stock upon Series C preferred (conversion)	-	-	-	-	100,000	10	(10)	-	-
Issuance of common stock upon exercise of Series B warrants	-	-	-	-	381,322	38	1,215,101	-	1,215,139
Stock based compensation expense	-	-	-	-	-	-	63,437	-	63,437
Warrants issued in connection with convertible notes payable	-	-	-	-	-	-	595,000	-	595,000
Net income	-	-	-	-	-	-	-	(2,689,342)	(2,689,342)
Balance -September 30, 2019	4,268	$-	-	$-	2,800,015	$279	$41,465,908	(41,294,108)	$172,079

Balance - January 1, 2020	1,268	$-	5,775	$4,816,485	3,300,015	$330	$41,823,048	$(43,413,370)	$3,226,493
Redemption of Series D Preferred Stock	-	-	(2,212)	(1,844,860)	-	-	(1,295,294)	-	(3,140,154)
Issuance of common stock upon Series C preferred conversion	(1,268)	-		-	126,800	13	(13)	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-	200,000	20	(186,171)	-	(186,151)
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	4,945,000	495	9,388,245	-	9,388,740
Issuance of common stock upon exercise of warrants	-	-	-	-	2,407,953	241	(241)	-	-
Stock based compensation expense	-	-	-	-			96,490		96,490
Net loss								(3,754,659)	(3,754,659)
Balance - March 31, 2020	-	$-	3,563	$2,971,625	10,979,768	$1,099	$49,826,064	$(47,168,029)	$5,630,759
Issuance of common stock upon conversion of Series D Preferred Stock	-	-	(3,563)	(2,971,625)	3,141,426	314	2,971,311	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-		-	3,200,000	320	3,091,965	-	3,092,285
Issuance of common stock and warrants, net of issuance costs	-	-		-	20,700,000	2,070	18,731,930	-	18,734,000
Issuance of common stock for services	-	-		-	360,000	36	572,364	-	572,400
Issuance of common stock upon exercise of warrants	-	-		-	33,437	3	(3)	-	-
Stock based compensation expense	-	-		-	-	-	227,499	-	227,499
Net loss	-	-		-	-	-		(2,519,158)	(2,519,158)
Balance - June 30, 2020	-	$-	-	$-	38,414,631	$3,842	$75,421,130	$(49,687,187)	$25,737,785
Stock based compensation expense	-	-		-	-	-	(8,316)	-	(8,316)
Net income	-	-		-	-	-	-	120,835	120,835
Balance – September 30, 2020	-	$-		$-	38,414,631	$3,842	$75,412,814	$(49,566,352)	$25,850,304

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(6,152,982)	$(2,181,707)
Adjustments to reconcile from net income (loss) to net cash used in operating activities:
Depreciation	394,322	157,652
Amortization of debt discount and debt issuance cost	634,892	198,913
Change in fair value of warrant derivative	-	(4,769,363)
Stock-based compensation expense	315,673	273,200
Changes in operating assets and liabilities
Accounts receivable, net	(10,508,916)	(689,042)
Factor receivables, net	(1,933,040)	597,871
Inventory	(4,468,533)	(1,394,524)
Prepaid assets	(218,739)	7,486
Other assets	(5,479)	(66,415)
Accounts payable	2,971,766	82,119
Accrued expenses	183,757	(541,834)
Deferred revenue	-	(107,776)
Net cash used in operating activities	(18,787,279)	(8,433,420)

Cash flows from investing activities:
Proceeds from note receivable	3,000,000	-
Purchases of property and equipment	(1,716,998)	(651,795)
Net cash provided by (used in) investing activities	1,283,002	(651,795)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net of costs	28,122,740	-
Proceeds from exercise of Series A warrants	-	2,172,680
Proceeds from exercise of Placement Agent warrants	-	16,818
Proceeds from note payable	-	4,515,000
Proceeds from factor loan payable	1,388,240	-
Repayments of factor loan payable		(623,844)
Repayments of Series D Preferred Stock	(3,140,154)	-
Net cash provided by financing activities	26,370,826	6,080,654

Net increase (decrease) increase in cash	8,866,549	(3,004,561)
Cash, beginning of period	25,063	5,459,884
Cash, end of period	$8,891,612	$2,455,323

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$800

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$244	$-
Issuance of warrants in connection with convertible notes payable	$-	$575,000
Debt issuance cost paid with warrants	$-	$20,000
Conversion of Series C Preferred Stock to common stock	$13	$3,671,024
Conversion of convertible notes payable to common stock	$2,906,134	$-
Conversation of Series D Preferred Stock to common stock	$2,971,311	$-
Issuance of common stock for prepaid services	$572,400	$-
Restricted promissory note in connection with convertible notes payable	$-	$4,780,000
Original issue discount	$-	$1,720,000
Conversion of Series B warrants into common stock	$-	$14,584,371

The accompanying notes are an integral part of these condensed unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to the Condensed Financial Statements

September 30, 2020 and 2019

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities Exchange Commission (“SEC”) on March 30, 2020 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

On April 15, 2020, the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each ten shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock. All share and per share numbers in the unaudited condensed financial statements and notes below have been revised retroactively to reflect the Reverse Split.

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

Liquidity

As of September 30, 2020, the Company’s principal sources of liquidity consisted of approximately $8.9 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Basis of Presentation

These interim condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2020 and 2019; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts and factored receivables, valuation of long-lived assets, accrued liabilities, notes payable and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at September 30, 2020 and December 31, 2019.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At September 30, 2020 and December 31, 2019, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Factor loan payable”, on its balance sheet. The Company recorded a sales discount of $13,000 at September 30, 2020 and December 31, 2019.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At September 30, 2020 and 2019, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three and nine months ended September 30, 2020 and 2019, respectively.

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

The Company had no instruments requiring such valuation as of September 30, 2020 and December 31, 2019.

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

During 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removed 80% limitations on net operating loss carryforwards for the years 2019 and 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) computation of basic and diluted net loss per common share:
Net income (loss)	$120,835	$(2,689,342)	$(6,152,982)	$(2,181,707)
Less: Redemption of Series D Preferred Stock deemed dividend	-	-	(1,295,294)	-
Less: Common stock deemed dividend (inducement cost)	-	-	-	(2,137,190)
Net income (loss) attributable to common stockholders	$120,835	$(2,689,342)	$(7,448,276)	$(4,318,897)

Basic and diluted net loss per share:
Basic net income (loss) per common share	$0.00	$(0.87)	$(0.32)	$(2.27)

Basic weighted average common shares outstanding	38,414,631	3,084,456	23,154,481	1,906,179
Diluted net income (loss) per common share	$0.00	$(0.87)	$(0.32)	$(2.27)

Diluted weighted average common shares outstanding	38,414,631	3,084,456	23,154,481	1,906,179

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of September 30, (in common equivalent shares):

	2020	2019
Warrants	21,925,102	1,183,877
Series A & B Notes	213,105	-
Options and restricted stock units	197,193	106,538
Total anti-dilutive weighted average shares	22,335,400	1,290,415

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at September 30, 2020 and December 31, 2019 have been treated as a loan payable to third party in the accompanying balance sheets, and total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000 as of September 30, 2020 and December 31, 2019, were $2,107,082 and $174,102, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2020	December 31, 2019
Furniture	$183,512	$111,490
Computers	460,500	254,243
Production equipment	182,446	182,446
Automobile and transportation	412,509	-
Tooling and molds	1,515,400	605,485
Website design	477,238	360,943
Leasehold Improvements	42,249	42,249
Less: accumulated depreciation	(921,293)	(526,971)
Property and Equipment, net	$2,352,561	$1,029,885

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$176,691	$55,741	$394,322	$157,652

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

Future minimum lease and other commitments of the Company are as follows:

For the years ending December 31,	Slotting Expenses	Building leases	Total
2020 (remaining)	-	121,984	121,984
2021	333,333	502,872	836,205
2022	-	371,077	371,077
2023	-	341,653	341,653
2024	-	358,085	358,085
Thereafter	-	89,521	89,521
	$333,333	$1,785,192	$2,118,525

The Company recorded rent expense of $208,672 and $50,110 and $536,566 and $133,762 for the three and nine months ended September 30, 2020 and 2019, respectively. The Company recorded a slotting expense of $83,334 and $83,334 and $250,002 and $250,002 for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Minassian seeks damages and stock based on a breach of an alleged oral agreement. Discovery is presently ongoing. In addition, Plaintiff Minassaian is in violation of a court order for restitution and the Company is engaged in collection efforts to enforce that order. A trial date has been set for June 8, 2021.

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

The Company’s submission of its case brief outlining its claims and defense in full is due on December 11, 2020 . Design 1st’s submission is due on January 9, 2021. The parties have the option to take depositions after January 9, 2021. The arbitration hearing is scheduled for March 31-April 1, 2021.

Design 1st is seeking $169,094.35 based on a claim for breach of contract for failure to pay, and the Company seeks $394,956.07 on its counter claim for breach of contract and fraud. The subject contract also contains an attorney’s fees clause providing that the prevailing party is entitled to recover attorney’s fees and costs, the precise amount of which will not be known until the prevailing party submits its attorney’s fees and costs during or following trial.

The Company has recorded legal expense of $124,245 and $65,803 for the three months ended September 30, 2020 and 2019, respectively. The Company has recorded legal expense of $299,869 and $136,024 for the nine months ended September 30, 2020 and 2019, respectively.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

At September 30, 2020 and December 31, 2019, the Company had 200,000,000 and 100,000,000 shares of common stock, respectively, and 5,000,000 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. In addition, as of September 30, 2020, the Company had 5,775 shares of Series D preferred stock, authorized, with a par value of $1,000 per share.

Common Stock and Preferred Stock

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 424,116 shares of its common stock for cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 508,940 shares of its common stock into 508,940 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. The Company recognized an inducement cost of $0 and $2,137,190 for the Series A Warrants conversion for the nine months ended September 30, 2020 and 2019, respectively, as an offset against stockholders’ equity. The inducement cost was calculated as being the difference between the fair value of equity instruments surrendered versus equity instruments issued pursuant to the terms of the exchange agreement.

On February 14, 2019, the Company received cash proceeds of $16,818 from three placement agent warrant holders upon their exercise of 1,402 placement agent warrants to purchase 4,004 Class A Units, each Class A Unit consisting of one share of common stock and a Series A Warrant and a Series B Warrant (“Class A Unit”). Each Series A Warrant is exercisable by the holder thereof for one share of common stock at an exercise price of $36.70 for five years. The Series B Warrants have expired.

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

During the nine months ended September 30, 2020, 1,268 shares of Series C Preferred Stock converted into 126,800 shares of the Company’s common stock and 3,563 shares of Series D Preferred Stock converted into 3,141,426 shares of the Company’s common stock.

During the nine months ended September 30, 2020, $3,200,000 principal amount of Notes was converted into the Company’s common Stock

During 2020, the Company granted 360,000 shares of common stock to consultants in consideration for services rendered.

As of September 30, 2020 and December 31, 2019, the Company had 38,414,631 and 3,300,015 shares of common stock issued and outstanding, respectively.

Warrants

Placement Agent Warrants

The Company has issued an aggregate of 24,758 warrants to the placement agents to purchase one share of its common stock per warrant at an exercise price of $120 per share for 4,758 warrants and $10 for 20,000 warrants. The warrants issued in its October 2016 Private Placement shall expire on October 17, 2021, and the warrants issued in its March 2018 Private Placement, May 2018 Private Placement and August 2018 Financing shall expire on September 4, 2023. The exercise price and number of shares of common stock or other securities issuable on exercise of such warrants are subject to customary adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company.

As of September 30, 2020, all placement agent warrants, issued prior to the August 19, 2019 financing had been exercised, and the 20,000 warrants issued in the August 19, 2019 financing are the only placement agent warrants which remain outstanding, which have an exercise price of $10.

As of September 30, 2020 and December 31, 2019, 20,000 warrants and 4,576 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the nine months ended September 30, 2020. Class B Warrants have an exercise price of $120.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of September 30, 2020 and December 31, 2019, the Company had 26,550 Class B Warrants issued and outstanding.

Series A Warrants and Series B Warrants

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 42,412 shares of the Company’s common stock for total cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 50,894 shares of its common stock into 50,894 shares of its common stock and received new warrants to purchase an aggregate of 933,056 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $36.70, and the warrants are not exercisable until July 24, 2019, the six-month anniversary of the date of issuance. Each warrant expires on the fifth anniversary of the original issuance date.

As of September 30, 2020 and December 31, 2019, the Company had 519,001 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock).In the June 2, 2020 public offering, the Company sold 20.7 million warrants (each exercisable into 1 share of common stock for a total of 20.7 million shares of common stock.) Each warrant expires on the fifth anniversary of the original issuance date.

As of September 30, 2020, the Company had 20,780,115 2020 Offering Warrants issued and outstanding.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 12,500 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $100.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $28,054 for each of the three months ended September 30, 2020 and 2019, respectively. The Company recorded compensation expense of $84,161 for each of the nine months ended September 30, 2020 and 2019. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.060 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of September 30, 2020, the unrecognized compensation expense was $28,054 which will be recognized as compensation expense over 0.25 years.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors and the stockholders of the Company approved and adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 3.5 million (3,500,000) shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). Currently, no employee will be eligible to receive more than 350,000 shares of common stock (10% of authorized shares under the 2018 Plan) in any calendar year under the 2018 Plan pursuant to the grant of awards. When the Board first adopted the 2018 Plan on July 1, 2018, there were 100,000 shares authorized for issuance under the 2018 Plan. On September 12, 2018, the Board of Directors approved to increase the number of shares of common stock reserved for future issuance under the 2018 Plan from 100,000 shares to 200,000 shares. On June 9, 2019, the Board of Directors approved to increase the authorized shares under the 2018 Plan to 2 million (2,000,000) shares. On February 14, 2020, the Board of Directors approved to increase the number of shares of common stock reserved for future issuance under the 2018 plan to 3.5 million (3,500,000) shares. On September 14, 2018, 100,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The key valuation assumptions used consist, in part, of the price of the Company’s common stock at $3.90 or $4.29 at the issuance date; a risk-free interest rate ranging of 1.9% and the expected volatility of the Company’s common stock ranging from of 40% (estimated based on the common stock of comparable public entities)

On April 4, 2020, the Company granted 90,635 restricted stock units to two officers of the Company. These units have the following vesting term: 33% on January 1, 2021, 34% on January 1, 2022 and 33% on January 1, 2023. The fair value of these units as of granted date was $144,110 based upon the closing price of the Company’s stock.

The Company recorded compensation expense of $(36,370) and $68,336 for the three months ended September 30, 2020 and 2019, respectively. The Company recorded compensation expense of $231,512 and $222,089 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the unrecognized compensation expense was $458,853 which will be recognized as compensation expense over 2.28 years.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

The Company’s reserve for sales returns and allowances amounted to $13,000 as of September 30, 2020 and December 31, 2019.

NOTE 8: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the quarters ended September 30, 2020 and 2019, respectively, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company.

Concentration of Customers

For the three and nine months ended September 30, 2020 and 2019, respectively, the Company had the following concentrations of customers:

	Percentage of revenues for the Three Months Ended		Percentage of revenues for the Nine Months Ended		Percentage of accounts receivables as of
	September 30,		September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer 1	14%	17%	16%	21%	14%	7%
Customer 2	5%	20%	10%	33%	3%	16%
Customer 3	11%	14%	15%	6%	4%	21%
Customer 4	49%	0%	30%	0%	56%	0%

Concentration of Suppliers

For the three and nine months ended September 30, 2020 and 2019, respectively, the Company had the following concentrations of suppliers:

	Percentage of purchases for the		Percentage of purchases for the		Percentage of accounts
	Three Months Ended		Nine Months Ended		payable as of
	September 30,		September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Supplier 1	30%	19%	26%	17%	20%	16%
Supplier 2	13%	33%	19%	19%	12%	36%
Supplier 3	13%	15%	13%	17%	8%	11%
Supplier 4	12%	16%	17%	20%	22%	5%
Supplier 5	4%	11%	5%	10%	2%	2%
Supplier 6	18%	7%	14%	10%	3%	3%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2020 and 2019. The Company’s bank balances exceeded FDIC insured amounts at times during the three and nine months ended September 30, 2020 and 2019. The Company’s bank balance exceeded the FDIC insured amounts as of September 30, 2020 by approximately $8.4 million.

Geographic Concentration

For the three and nine months ended September 30, 2020 and 2019, respectively, the Company had the following geographic concentrations:

	Percentage of revenues for the		Percentage of revenues for the		Percentage of accounts
	Three Months Ended		Nine Months Ended		receivables as of
	September 30,		September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Australia	2%	10%	3%	9%	1%	7%
Belgium	0%	0%	0%	0%	0%	12%
Canada	4%	6%	5%	4%	3%	10%
Germany	4%	1%	4%	2%	4%	1%
Russia	2%	3%	1%	1%	0%	3%
South Korea	0%	7%	4%	7%	0%	5%
United Kingdom	3%	14%	3%	10%	3%	3%
United States of America	85%	59%	80%	67%	89%	59%

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

During the nine months ended September 30, 2020, the Company received $3,000,000 in connection with the Investor Note.

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

The Company shall repay the Principal Amount of the Notes in 12 installments, with the first installment starting on February 1, 2020 (each, an “Installment Date”). Installments 1-3 shall be 1/36th of the Principal Amount, Installments 4-6 shall be 1/18th of the Principal Amount and Installments 7-12 shall be 1/8th of the Principal Amount. The repayment amount shall be payable in cash, or, subject to the satisfaction of equity conditions, at the option of the Company, in registered Common Stock or a combination of cash and registered Common Stock. However, if the 30-day volume weighted average price of the Common Stock (the “VWAP”) of the Company falls below 50% of the market price of a share of the Company’s common stock or the Company fails to satisfy certain other equity conditions, the repayment amount is payable in shares of Common Stock only unless the Investor(s) waive any applicable equity condition. If the Company elects to satisfy all or any portion of an installment in shares of Common Stock, the Company will pre-deliver such shares of Common Stock to the investor on the 23rd trading day prior to the applicable Installment Date, with a true-up of shares (if necessary) on the Installment Date. Any excess shares of Common Stock shall be applied to subsequent installments.

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

During the nine months ended September 30, 2020, $3,200,000 principal amount of Notes was converted into Common Stock.

As of September 30, 2020, the principal amount of Notes amounted to $2,131,050, net of debt issuance costs of $185,985. As of December 31, 2019, the principal amount of Notes amounted to $5,602,750, net of debt issuance costs of $1,386,443.

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 6, 2020, the date which the condensed financial statements were issued noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosures.

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

Company History

Our Company was incorporated on April 9, 2012 as Phalanx, Inc., in the state of Nevada and changed its name to ToughBuilt Industries, Inc. on December 29, 2015.

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

During 2020, we expanded its product line with Lowes. Lowe.ca will now carry a wide array of ToughBuilt products, including but not limited to Cliptech tool belts, bags and totes, knee pads, sawhorses, and Miter Saw Stands. Lowe’s Canadian customers will now have the option to purchase ToughBuilt products while they shop online at www.lowes.ca..

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

Results of Operations

The three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenues

Revenues for the three months ended September 30, 2020 and 2019 were $16,663,389 and $4,784,087, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2020 over 2019 by $11,879,302, or 248.3%, primarily due to additional Amazon sales, and European sales that we did not have in 2019, as well as additional sales from one customer during 2020.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2020 and 2019 was $9,114,092 and $3,304,118, respectively. Cost of goods sold increased in 2020 over 2019 by $5,809,974 or 175.8%, primarily due to the increase in revenues as a result of additional Amazon sales and European sales that we did not have in 2019. Cost of goods sold as a percentage of revenues in 2020 was 54.7% as compared to cost of goods sold as a percentage of revenues in 2019 of 69.1%. We have reduced our cost of goods sold as a percentage of revenue as we have achieved operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended September 30, 2020 and 2019 were $6,423,593 and $3,549,480, respectively. SG&A Expenses increased in 2020 over 2019 by $2,874,113 or 81.0%, primarily due to hiring additional employees and engaging independent contractors and consultants to grow our existing business and continue our expansion. In addition, legal expenses were $124,245 and $65,803 for the three months ended September 30, 2020 and 2019, respectively. SG&A Expense for the quarter ended September 30, 2020 as a percentage of revenues was 38.6% compared to 74.2% for the quarter ended September 30, 2019. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended September 30, 2020 and 2019 were $789,890 and $391,460, respectively. R&D costs increased for the period ended September 20, 2020 over the same period in 2019 by $398,430, or 101.8%, primarily due to additional costs on new tools for the construction industry being incurred during 2020. We expect R&D costs to continue to stay relatively constant to 2020 amounts as the Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the three months ended September 30, 2020 and 2019, respectively, consisted of change in the fair value of warrant derivative and interest expense. The Company recorded a gain of $0 and $59,780, for the three months ended September 30, 2020 and 2019, respectively, attributed to the change in the fair value associated with our Series B warrant derivative. The Company recorded interest expense for the three months ended September 30, 2020 of $214,979 and for the three months ended September 30, 2019 of $288,152.

Net Income

Due to factors set forth above, we recorded net income of $120,835 for the three months ended September 30, 2020 as compared to a net loss of $2,689,342 for the three months ended September 30, 2019.

The Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

Revenues for the nine months ended September 30, 2020 and 2019 were $27,412,547 and $14,560,898, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2020 over 2019 by $12,851,649, or 88.3%, primarily due to additional Amazon sales and European sales that we did not have in 2019, as well as additional sales from one customer during 2020.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2020 and 2019 was $15,784,464 and $10,726,293, respectively. Cost of goods sold increased in 2020 over 2019 by $5,058,171 or 47.2%, primarily as a result of additional Amazon sales and European sales that we did not have in 2019. Cost of goods sold as a percentage of revenues in 2020 was 57.6% as compared to cost of goods sold as a percentage of revenues in 2019 of 73.7%, due to increased efficiencies. We have reduced our cost of goods sold as a percentage of revenue as we have achieved operational efficiencies in production and work with automated state of the art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the nine months ended September 30, 2020 and 2019 were $15,480,432 and $8,807,483, respectively. SG&A Expenses increased in 2020 over 2019 by $6,672,949 or 75.8%, primarily due to hiring additional employees and engaging independent contractors and consultants to grow our existing business and continue our expansion. In addition, legal expenses were $299,869 and $136,024 for the nine months ended September 30, 2020 and 2019, respectively. SG&A Expense in 2020 for the nine months ended September 30, 2020 as a percentage of revenues was 56.5% as compared to SG&A Expense for the nine months ended September 30, 2019, as a percentage of revenues was 60.5%. We expect our SG&A expense will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (the “R&D”) for the nine months ended September 30, 2020 and 2019 were $1,496,129 and $1,521,503, respectively. R&D costs decreased for the nine months ended September 30, 2020 over the same period in 2019 by $25,374 or 1.7%. We expect R&D costs to continue to stay relatively constant to 2020 amounts as the Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the nine months ended September 30, 2020 and 2019, respectively, consisted of change in the fair value of warrant derivative and interest expense. The Company recorded a gain of $0 and $4,769,363, for the nine months ended September 30, 2020 and 2019, respectively, attributed to the change in the fair value associated with our Series B warrant derivative. The Company recorded interest expense for the nine months ended September 30, 2020 of $804,504 and for the nine months ended September 30, 2019 of $456,690.

Net Income

Due to factors set forth above, we recorded net loss of $6,152,982 for the nine months ended September 30, 2020 as compared to a net loss of $2,181,707 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

We had $8.9 million in cash at September 30, 2020, compared to $0.03 million at December 31, 2019.

Since our inception, we have financed our operations through the sale of equities and debt securities. Since our 2018 initial public offering, we have had several subsequent financings which have enabled us to fund operations. On February 24, 2020, we closed on the public offering of 0.445 million shares of our common stock, for gross proceeds of $912,250 based upon the overallotment option arising from the closing of our January 28, 2020 public offering. In our January 28, 2020 public offering, we sold 4.5 million shares of our common stock and 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock) from which it received gross proceeds of $9,472,250. On June 12, 2020, we closed on the public offering of 1.7 million shares of our common stock, for gross proceeds of $1,683,000 based upon the overallotment option arising from the closing of its June 2, 2020 public offering. In our June 2, 2020 public offering, we sold 19 million shares of our common stock and 20.7 million warrants from which it received gross proceeds of $19,017,000.

As of September 30, 2020, the Company’s principal sources of liquidity consisted of approximately $8.9 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for twelve months from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offerings, as well as its customer base, to increase its revenues. The Company cannot give any assurances that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
Cash flows from (used in) operating activities	$(18,787,279)	$(8,433,420)
Cash flows from (used in) investing activities	1,283,002	(651,795)
Cash flows from (provided by) financing activities	26,370,826	6,080,654
Net increase (decrease) in cash during period	$8,866,549	$(3,004,561)

Cash Flows from (Used in) Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2020 was $18,787,279, attributable to a net loss of $6,152,982, offset by depreciation expense of $394,322, amortization of debt discount and debt issuance costs of $634,892, stock-based compensation expense of $315,673, and net increase in operating assets of $17,134,707 and net increase in operating liabilities of $3,155,523. Net cash flows used in operating activities for the nine months ended September 30, 2019 was $8,433,420, attributable to net loss of $2,181,707, offset by depreciation expense of $157,652, amortization of debt issuance cost of $198,913 change in the fair value of warrant derivative of $4,769,363, stock-based compensation expense of $273,200, and net increase in operating assets of $1,544,624 and net decrease in operating liabilities of $567,491

Cash Flows from (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $1,283,002 attributed to the purchase of property and equipment and proceeds from notes receivable. Net cash used in investing activities for the nine months ended September 30, 2019 was $651,795.

Cash Flows from (Provided by) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $26,370,826, primarily attributable to the net cash proceeds of $28,122,740 received from the sale of common stock and warrants, cash proceeds of $1,388,240 received from loans payable to factor and repayments of Series D Preferred Stock of $3,140,154. Net cash provided by financing activities for the nine months ended September 30, 2019 was $6,080,654, primarily attributable to proceeds from exercise of Series A warrants of $2,172,680, proceeds from exercise of Placement Agent warrants of $16,818, net proceeds from note receivable of $4,515,000 less repayments of factor loan payable of $623,844.

Net Increase (Decrease) in Cash During Period

As a result of the activities described above, we recorded a net increase (decrease) in cash of $8,866,549 and $(3,004,561) for the nine months ended September 30, 2020 and 2019, respectively.

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

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended September 30, 2020 and 2019, included with this quarterly report.

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

As of September 30, 2020, we maintain effective controls over the control environment, including our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As previously reported by the Company in a Current Report on Form 8-K filed with the SEC on July 8, 2020, effective July 2, 2020, Jolie Kahn resigned as the Company’s Interim Chief Financial Officer to focus on her legal practice and that, also effective July 2, 2020, the Board of Directors of the Company appointed Martin Galstyan as the Company’s Interim Chief Financial Officer of the Company.

Other than the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as described below, we are not presently a party to any pending or threatened legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2020 the Company did not conduct any sales of unregistered securities, including sales of reacquired securities, new issues, securities issued in exchange for property, services or other securities and new securities resulting from modification of outstanding securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

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

TOUGHBUILT INDUSTRIES, INC.

Date: November 6, 2020	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

