Form 10-K
period 2020-12-31
Toughbuilt Industries, Inc
filed 2021-03-26
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ until ______

Commission File Number: 001-38739

TOUGHBUILT INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-0820877
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

25371 Commercentre Drive, Suite 200, Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 528-3100

Securities Registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TBLT	Nasdaq Capital Market
Series A Warrants	TBLTW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant as of June 30, 2020 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon checking the closing market price of such stock on the Nasdaq Capital Market on that date, was approximately $29,384,000.

As of March 24, 2021, the Registrant had outstanding 81,008,101 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this report, unless otherwise stated or as the context otherwise requires, references to “ToughBuilt Industries, Inc.,” “ToughBuilt,” “the Company,” “we,” “us,” “our” and similar references refer to ToughBuilt Industries, Inc., a Nevada corporation formerly known as Phalanx, Inc. Our logo and other trademarks or service marks of the Company appearing in this report are the property of ToughBuilt Industries, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this report are the property of their respective holders.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, in particular, Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry, all of which were subject to various risks and uncertainties.

When used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and other factors.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

PART I

Item 1. Description of Business.

Overview

We were formed to design, manufacture, and distribute innovative tools and accessories to the building industry. We market and distribute various home improvement and construction product lines for both Do-It-Yourself (“DIY”) and professional markets under the TOUGHBUILT® brand name, within the global multibillion-dollar per year tool market. All of our products are designed by our in-house design team. Since our initial launch of product sales seven years ago, we have experienced annual sales growth from approximately $1,000,000 in 2013 to approximately $39,000,000 in 2020.

Since August 2013, pursuant to a Service Agreement, we have been collaborating with Belegal, a Chinese firm (“Belegal”), whose team of experts has provided ToughBuilt with additional engineering, sourcing services, and quality control support for our operations in China. Belegal assists us with supply chain management (process and operations in China) for our operations in China, among other things, facilitating the transmission of our purchase orders to our suppliers in China, conducting “in-process” quality checking and inspection, and shipping end-products manufactured in China to their final destinations. In accordance with the Services Agreement, we pay all of the monthly costs for payroll, overhead, and other operating expenses associated with the Belegal’s activities on behalf of ToughBuilt.

Our business is currently based on development of innovative and state-of-the-art products, primarily in tools and hardware category, with particular focus on building and construction industry with the ultimate goal of making life easier and more productive for contractors and workers alike. Our current product line includes two major categories related to this field, with several additional categories in various stages of development, consisting of soft goods and Kneepads and Sawhorses and Work Products.

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

Our mission consists, of providing products to the building and home improvement communities that are innovative, of superior quality derived in part from enlightened creativity for our end users while enhancing performance, improving well-being, and building high brand loyalty.

Corporate History

We were incorporated in the State of Nevada on April 9, 2012, as Phalanx Inc. We changed our name to ToughBuilt Industries, Inc. on December 29, 2015. On September 18, 2018, we effected a 1-for-2 reverse stock split of our common stock. We consummated our initial public offering pursuant to a registration statement on Form S-1 (File No: 333- 22610) declared effective by the SEC on November 8, 2018, and become an SEC Exchange Act reporting company pursuant to a Form 8-A (File No. 001-38739) on November 8, 2018. On April 15, 2020, we effected a 1-for-10 reverse stock split of our outstanding common stock. All share amounts and dollar amounts have been adjusted for the reverse stock splits.

Recent Developments

Recent development of the Company are summarized below and have been previously disclosed in current reports on Form 8-K filed with the SEC:

●	On February 17, 2021, we announced that have grown our business from four stock keeping unit (SKU’s) to 25 SKU’s with Toolstation, a Netherlands based company with over 60 stores in Benelux countries and one of the highly respected single-source suppliers of tools, accessories, and building products for professionals and serious do-it-yourselfers. These include current ranges of ToughBuilt’s steel sawhorse line, soft-sided tool storage, and kneepads and have been slotted for immediate placement in all stores and in Toolstation’s catalog.

●	On February 9, 2021, we received a letter from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market Inc. stating that the Company has regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). The Company had originally received a notice from Nasdaq on July 24, 2020, that the Company was not in compliance and was given 180 days to regain compliance which was subsequently extended on January 21, 2021, for an additional 180 days. With the Company regaining compliance, Nasdaq notified the Company that the matter was deemed closed.

●	On December 7, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-251185) (the “First Form S-3”) containing a base prospectus covering the offering, issuance, and sale by us of up to $75,000,000 of our common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance, and sale by us of up to a maximum aggregate offering price of $11,074,247 (which amount was included in the $75,000,000 aggregate offering price set forth in the base prospectus) of our common stock that may be issued and sold under an At The Market Offering Agreement, dated December 7, 2020 (the “First ATM Agreement”), we entered into with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”).

The SEC declared the First Form S-3 effective under the Securities Act of 1933, as amended (the “Securities Act”), on December 15, 2020.

●	On January 19, 2021, we filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the First Form S-3 to offer and sale additional shares of common stock having an aggregate value of $8,721,746 from time to time through Wainwright acting as sales agent.

●	On February 2, 2021, we filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second Form S-3”) containing a base prospectus covering the offering, issuance, and sale by us of up to $100,000,000 of our common stock, preferred stock, warrants, and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of our common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021 (the “Second ATM Agreement,” and together with the First ATM Agreement, the “ATM Agreements”), we entered into with Wainwright, as sales agent. The Second Form S-3 was declared effective by the SEC on February 8, 2021.

Pursuant to the ATM Agreements for the First Form S-3 and Second Form S-3, Wainwright is entitled to a commission equal to 3.0% of the gross sales price per shares of common stock sold. A total of 18,616,338 shares of common stock having an aggregate sales price of $19,763,121 was sold through Wainwright pursuant to the First Form S-3, with net proceeds to us of approximately $19,107,000. From January 1, 2021 through March 11, 2021, the Company has raised approximately $21,900,000 through the sale of 16,319,271 shares of the Company’s common stock in connection with the Second ATM Agreement.

●	On November 20, 2020, the Company and an institutional investor (the “Investor”) entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Investor exchanged its Series A Senior Secured Convertible Note, Series B Senior Convertible Note, and common stock purchase warrants originally purchased pursuant to a securities purchase agreement, dated August 19, 2019 . Pursuant to the Exchange Agreement, the Investor exchanged its securities and agreed to extinguish its first priority lien on all of the assets of the Company for (i) a cash payment of $744,972; (ii) 1,850,000 shares of the Company’s common stock; (iii) a warrant to purchase up to an aggregate of 575,000 shares of the common stock for $1.00 per share, subject to anti-dilution protection, until August 19, 2024; and (iv) nine shares of Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) of the Company. The Series E Preferred Stock has not yet been issued.

Business Developments

The following highlights recent developments in our business over the past five years:

●	In 2018, we entered into contractual agreements with two additional distributors and retailers.
●	We launched a new line of miter saw stands with three different SKUs and a new line of gloves with 16 different SKUs. Our sales increased from $14,201,836 in 2017 to $15,289,400 in 2018.
●	In November 2018, we completed our initial public offering, pursuant to which we received net proceeds of $12,415,500 after deducting underwriting discounts and commissions of $934,500. The Company incurred $743,765 in expenses related to the initial public offering.
●

On August 19, 2019, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it sold $11.5 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

●	In the January 2020 public offering, the Company sold 4.45 million shares of its common stock and 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 24.725 million shares of common stock) from which it received gross proceeds of $9,472,250 (less underwriters discount of $922,780 for net proceeds of $8,549,470).
●	On February 24, 2020, the Company closed on the public offering of 0.445 million shares of its common stock, for gross proceeds of $912,250 (less underwriters discount of $72,980 for net proceeds of $839,270) based upon the overallotment option arising from the closing of its January 28, 2020, public offering.

●	On April 4, 2020, the Company received written confirmation from Lowe’s Companies, Inc. (“Lowe’s”) of its order of products from the Company. This is an award of products across multiple soft goods and kneepad categories with 18 SKUs to be sold under the ToughBuiltR name and 12 SKUs to be sold under the Lowe’s proprietary KobaltR name. The products are sold in all Lowe’s stores in the U.S., as well as online through their website. The initial delivery was made in August 2020, with the initial purchase order (which shall contain additional terms) to be issued 60 to 90 days prior to that date. After the “load-in” purchase order, ToughBuilt has been receiving weekly “replenishment” purchase orders since October 2020.

Products

We create innovative products that help our customers build faster, build stronger, and work smarter. We accomplish this by listening to what our customers want and need and researching how professionals work, then we create tools that help them save time, save hassle and save money.

TOUGHBUILT® manufactures and distributes an array of high-quality and rugged tool belts, tool bags, and other personal tool organizer products. We also manufacture and distribute a complete line of knee pads for various construction applications. Our line of job site tools and material support products consists of a full line of miter saw and table saw stands and saw horses/job site tables and roller stands. All of our products are designed and engineered in the United States and manufactured in China and India under our quality control supervision. We do not need government approval for any of our products.

Our soft-sided tool storage line is designed for a wide range of Do-It-Yourself and professional needs. This line of pouches and tool and accessories bags is designed to organize our customers’ tools faster and easier. Interchangeable pouches clip on and off any belt, bag ladder wall, or vehicle. Our products let our customers carry what they want so they have it when they want it. ToughBuilt’s wide mouth tool carry-all bags come in sizes from 12 inches to 30 inches. They all have steel-reinforced handles and padded shoulder straps which allow for massive loads to be carried with ease. Rigid plastic hard-body lining protects everything inside. Double mesh pockets included inside provide complete visibility for stored items. They include a lockable zipper for added security and safety and secondary side handles for when it takes more than one to carry the load.

All of these products have innovative designs with unique features that provide extra functionality and enhanced user experience. Patented features such as our exclusive “Cliptech” mechanism incorporated in some of the products in this line are unique in these products for the industry and have distinguished the line from other similarly situated products thus we believe, increasing appeal among the other products of this category in the professional community and among the enthusiasts.

Soft Goods

The flagship of the product line is the soft goods line that consists of over 100 variations of tool pouches, tool rigs, tool belts and accessories, tools bags, totes, variety of storage solutions, and office organizers/bags for laptop/tablet/cellphones, etc. Management believes that the breadth of the line is one of the deepest in the industry and has specialized designs to suit professionals from all sectors of the industry including plumbers, electricians, framers, builders, and more.

We have a selection of over 10 models of kneepads, some with revolutionary and patented design features that allow the users to interchange components to suit particular conditions of use. Management believes that these kneepads are among the best performing kneepads in the industry. Our “all terrain” knee pad protection with snapshell technology is part of our interchangeable kneepad system which helps to customize the jobsite needs. They are made with superior quality using multilevel layered construction, heavy-duty webbing, and abrasion-resistant PVC rubber.

Metal Goods

Sawhorses and Work Products

The second major category consists of Sawhorses and Work Support products with unique designs and robust construction targeted for the most discerning users in the industry. The innovative designs and construction of the more than 15 products in this category have led to the sawhorses becoming among the best sellers of category everywhere they are sold. The newest additions in this category include several stands and work support products that are quickly gaining recognition in the industry and are expected to position themselves in the top tier products in a short time. Our sawhorse line, miter saw, table saw & roller stands are built to very high standards. Our sawhorse/jobsite table is fast to set up, holds 2,400 pounds, has adjustable heights, is made of all-metal construction, and has a compact design. We believe that these lines of products are slowly becoming the standard in the construction industry.

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

Business Strategy

Our product strategy is to develop product lines in a number of categories rather than focus on a single line of goods. We believe that this approach allows for rapid growth, wider brand recognition, and may ultimately result in increased sales and profits within an accelerated time period. We believe that building brand awareness of our current ToughBuilt lines of products will expand our share of the pertinent markets. Our business strategy includes the following key elements:

●	A commitment to technological innovation achieved through consumer insight, creativity, and speed to market;
●	A broad selection of products in both brand and private labels;
●	Prompt response;
●	Superior customer service; and
●	Value pricing.

We will continue to consider other market opportunities while focusing on our customers’ specific requirements to increase sales.

Market

According to “Statista & Statistic Brain” the annual revenue in the construction industry (based on firm revenue) was $1.731 trillion for 2016 in the United States. There was approximately $394.6 billion in home improvement sales in the U.S. in 20181. The heavy and civil engineering industry is over $260 billion in sales with tools and hardware alone totaling over $60 billion for that same time period. In 2016, there were approximately 729,000 construction companies in the United States employing more than 7.3 million employees. In addition to the construction market, our products are marketed to the “Do-It-Yourself” and home improvement market place. The home improvement industry has fared much better in the aftermath of the Great Recession than the housing market. The U.S. housing stock of more than 130 million homes requires regular investment merely to offset normal depreciation. And many households that might have traded up to more desirable homes during the downturn decided instead to make improvements to their current homes. Meanwhile, federal and state stimulus programs encouraged homeowners and rental property owners to invest in energy-efficient upgrades that they might otherwise have deferred. Finally, many rental property owners, responding to a surge in demand from households either facing foreclosure or nervous about buying amid the housing market uncertainty, reinvested in their units.

As a result, improvement and repair spending held up well compared to residential construction spending. According to “Home Improvement – Still Growing in 2019,” on www.hiri.org, “the HIRI/IHS Markit forecast expects 5.5% growth in the home improvement products market in 2019 after a strong 6.2% in 2018.”

Total home improvement product sales were expected to increase 5.5% in 2018 to $420 billion in total sales. The Professional Market was expected to increase 6.0% in 2019 over 2018 and the Consumer Market will see a sales increase of 5.3%.

1 See https://www.statista.com/statistics/239759/predicted-sales-of-home-improvement-retailers-in-the-us/

TOUGHBUILT® products are available worldwide in many major retailers ranging from home improvement and construction products and services stores to major online outlets. Currently, we have placement in Home Depot, Menards, Toolbank (UK), Bunnings (Australia), Princess Auto (Canada), Dong Shin Tool PIA (S. Korea) as well as seeking to grow our sales in global markets such as Western and Central Europe, Eastern Europe, South America, and the Middle East.

Retailers by region include:

●	United States: Lowe’s, Home Depot, Menards, GM products, Fire Safety, Hartville Hardware, ORR, Pooley, YOW, Wesco, Buzzi, and Western Pacific Building Materials
●	Canada: Princess Auto
●	United Kingdom: Toolbank (distribution throughout the UK and online selling for Europe)
●	Australia: Kincrome, and Bunnings
●	New Zealand: Kincrome, and Bunnings
●	Eastern Europe: VSEInstrumenti.ru
●	South Korea: Dong Shin Tool PIA Co., Ltd.

We are actively expanding into markets in Mexico and Latin American countries and in the Middle East and South Africa.

We are currently in product line reviews and discussions with Home Depot Canada, Do It Best, True Value, and other major retailers both domestically and internationally. A product line review requires the supplier to submit a comprehensive proposal which includes product offerings, prices, competitive market studies, and relevant industry trends, and other information. Management anticipates, within the near term, adding to its customer base up to three major retailers, along with several distributors and private retailers within six sectors and among 56 targeted countries.

Innovation and Brand Strength

Management believes that the robust capabilities at ToughBuilt eclipse those of many competitors as not every distributor or factory has the ability to quickly identify industry and end-user opportunities and execute quickly to deliver winning product lines consistently. Also, in our view, most distributors and factories do not have a recognizable and reputable brand or the proven ability to reach major retailers globally to position their products and brands. We believe that we are able to take a design from concept to market within a very short period of time.

Product and Services Diversification

TOUGHBUILT® is a singular brand with a driven team that is poised to scale into a highly recognized global entity. We aim to grow ToughBuilt with several significant subsidiaries in the next few years to become the hub/platform for professionals, DIY’s (Do-It-Yourselfers), and passionate builders everywhere. Management anticipates that future subsidiaries will focus on licensing, gear, mobile, equipment rentals, and maintenance services.

New Products

Tools

In 2018, we launched 28 SKUs of tool belt and pouches. We intend to launch the following tools in the first half of 2021:

●	Clamp line
●	Hammer line
●	Pliers line
●	Screwdriver line
●	Tape measure line
●	Utility knife line

Mobile Device Products

Since 2013, we have been planning, designing, engineering, and sourcing the development of a new line of ToughBuilt mobile devices and accessories to be used in the construction industry and by building enthusiasts. We believe that increasing numbers of companies in the construction industry are requiring their employees to utilize mobile devices not just to communicate with others but to utilize the special apps that will allow the construction workers to do their job better and more efficiently. All of our mobile devices are designed and built in accordance with IP-68 and to a military standard level of durability.

Our ruggedized mobile line of products was created to place customized technology and wide varieties of data in the palm of the building professionals and enthusiasts such as contractors, subcontractors, foremen, general laborers, and others. We are designing the devices, accessories, and custom apps to allow the users to plan with confidence, organize faster, find labor and products faster, estimate accurately, purchase wisely, protect themselves, workers, and their business, create and track invoicing faster and easier.

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

We believe that mobility is one of the top technology trends that construction companies have been focusing on in 2020 and beyond. Mobile technology continues to have a significant impact on business, specifically with regard to business communication as this technology enhances the ability for colleagues at different locations to easily communicate, enhances customer experience through the improvement of applications and websites available to consumers to do business through their devices “at their fingertips,” and optimizes business operations as there is instant access to business functions at any time and from any location.

While the construction industry has widely adopted solutions such as push to talk (PTT) telephony applications, the use of mobile and wireless data applications has been limited. IT solutions in general and mobile and wireless solutions specifically have been adopted at varying degrees within organizations and to support the various phases of construction projects. Currently, the business planning, engineering, and procurement operations have more effectively deployed IT solutions while actual construction operations have fallen behind in IT infrastructure and field automation solutions. The construction and engineering workforce is inherently mobile. However, construction sites have never effectively leveraged (wireless) communications networks to connect these distributed and often remote workers and their assets. Nevertheless, construction project managers require real-time access to a variety of information, including real-time tool inventory management, raw materials deliveries, job costing, time stamping, and general project management information. The challenge, however, is the lack of network access on construction sites resulting in an information bottleneck on the job site. Buoyed by advances in wireless technologies – including coverage, performance, security, and cost of ownership – we believe this is becoming an issue of the past for construction operations.

Mobile Apps

We intend to include apps on our mobile devices and are developing, with a third-party applications developer, apps which will include, among other things, building codes, permitting, estimating, and job listings. The purposes of the apps that are being developed address:

●	Reducing construction delays. Gathering real-time information at the job site about issues such as tradespeople and contractors present at the site, construction progress, or incidents, can reduce overall project delays. This critical information helps to bring issues to light that might put projects on hold, and keep construction on schedule.
●	Improving communication with owners and project stakeholders. Completing daily reports at the job site on mobile devices and sending automated emails can tighten the communication loop with project stakeholders. When all parties involved in the project have access to the same information at the same time, errors are reduced and issues requiring attention can be addressed faster.
●	Increasing back office efficiency. By eliminating the use of paper and spreadsheets, construction companies can save hundreds of hours spent on data entry, collating information for reporting, or looking for paperwork that has been lost or filed away. Increasing back office efficiency allows projects to be run leaner and to be completed on time and on budget.
●	Improving accountability of field staff. Staff travel times, GPS locations and time spent on-site can all be consistently monitored with mobile apps. This improves accountability and reduces labor costs. Costs can be also reduced with mobile timesheets that record clock-in/clock-out time to the minute.
●	Improving accuracy of project documentation. Using mobile apps to capture information at the job site improves accuracy and reduces issues that arise from illegible handwriting, inconsistent data, and information gaps. Photos, GPS, time stamps, and signatures captured on-site provide an accurate and indisputable audit trail for the project, delivering accountability to clients or evidence in legal disputes.

●	Improving equipment management. Construction companies that use a database-driven mobile solution can maximize the use of equipment through better management and tracking. Real-time information about maintenance schedules, availability, and equipment locations helps to improve inventory planning and use.
●	Utilizing real-time mobile access to plans and bylaws. With apps that provide two-way access to information, construction companies can file electronic versions of drawings, plans, or bylaws for quick offline access by teams in the field. This improves productivity and reduces the need for re-work.

Sales Strategy

The devices, accessories, and bolt-on digital tools will be sold through relevant home improvement big box stores, direct marketing to construction companies, direct marketing of trade/wholesale outlets and to professional outlets.

Intellectual Property

We hold several patents and trademarks of various durations and believe that we hold, have applied for or license all of the patent, trademark, and other intellectual property rights necessary to conduct our business. We utilize trademarks (licensed and owned) on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and our Company, and in distinguishing our goods from the goods of others. We consider our ToughBuilt®, Cliptech®, and Fearless® trademarks to be among our most valuable intangible assets. Trademarks registered both in and outside the U.S. are generally valid for 10 years, depending on the jurisdiction, and are generally subject to an indefinite number of renewals for a like period on appropriate application.

In 2019, the United States Patent and Trademark Office (USPTO) granted two new design patents (U.S. D840,961 S and US D841,635 S) that cover ToughBuilt’s ruggedized mobile devices, which are valid for a period of 15 years. We also have several patents pending with the USPTO and anticipate three or four of them to be granted in the near future.

We also rely on trade secret protection for our confidential and proprietary information relating to our design and processes for our products. Copyright protection is also utilized when appropriate.

Domain names are a valuable corporate asset for companies around the world, including ToughBuilt. Domain names often contain a trademark or service mark or even a corporate name and are often considered intellectual property. The recognition and value of the ToughBuilt name, trademark, and domain name are core strengths of the Company.

We have entered into and will continue to enter into confidentiality, non-competition, and proprietary rights assignment agreements with our employees and independent contractors. We have entered into and will continue to enter into confidentiality agreements with our suppliers to protect our intellectual property.

Competition

The tool equipment and accessories industry is highly competitive on a worldwide basis. We compete with a significant number of other tool equipment and accessories manufacturers and suppliers to the construction, home improvement, and Do-It-Yourself industry, many of which have the following:

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

The markets for the Company’s mobile products and services are also highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of mobile communication and media devices, personal computers, and other digital electronic devices. The Company’s competitors who sell mobile devices and personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to the Company include price, product features, relative price/performance, product quality and reliability, design innovation, a strong third-party software, and peripherals ecosystem, marketing and distribution capability, service and support, and corporate reputation.

The Company is focused on expanding its market opportunities related to mobile communication and media devices. These industries are highly competitive and include several large, well-funded, and experienced participants. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses. Competitors include Apple, Samsung, and Qualcomm, among others.

Human Capital Resources

As of March 26, 2021, we have 52 full-time employees, including our four executive officers, and 20 independent contractors and consultants. We engage consultants on an as-needed basis to supplement existing staff. All of our employees, consultants, and contractors that are involved with sensitive and/or proprietary information have signed nondisclosure agreements. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.

Item 1A. Risk Factors.

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. You should carefully consider the risks described below, together with all other information included in this report including our financial statements and related notes, before making an investment decision. The statements contained in this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Company

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required.

We may not be able to generate any profit in the foreseeable future. For the year ended December 31, 2020, we a net loss of $17,348,622, compared to a net loss of $4,300,969 for the year ended December 31, 2019. Accordingly, there is no assurance that we will realize profits in fiscal 2021 or thereafter. If we fail to generate profits from our operations, we will not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our Company as a going concern. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short term to invest in revenue growth; however, we cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Our inability to generate profits could have an adverse effect on our financial condition, results of operations, and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.”

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision.

Our Company was incorporated and commenced operations in April 2012. Accordingly, we have only a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will achieve or sustain profitability. Our prospects must be considered in light of the risks encountered by companies in the relatively early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including increasing the number of affiliates, our success in attracting and retaining motivated and qualified personnel, our ability to establish short-term credit lines, our ability to develop and market new products, control costs, and general economic conditions. We cannot assure you that we will successfully address any of these risks.

We have limited management and staff and will be dependent upon partnering arrangements.

As of March 26, 2021, we have 52 employees, including our four executive officers and 20 independent contractors and consultants. Our dependence on third-party consultants and service providers creates a number of risks, including but not limited to, the possibility that such third parties may not be available to us as and when needed, and that we may not be able to properly control the timing and quality of work conducted with respect to our projects. If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price will be materially adversely affected.

The loss of any of our executive officers could adversely affect us.

We currently only have four executive officers. We are dependent on the extensive experience of our executive officers to implement our acquisition and growth strategy, specifically, Michael Panosian, our President and Chief Executive Officer, and Joshua Keller, our Vice President of Research and Development. The loss of the services of any of our executive officers could have a negative impact on our operations and our ability to implement our strategy. Although we maintain a “key man” life insurance policy only for Michael Panosian but none for of our other employees, our key man policy for Mr. Panosian is for $1 million and will be insufficient to recover any losses resulting by Mr. Panosian’s death while serving as our President and Chief Executive Officer.

We may be unable to attract necessary employees or be able to prevent our current employees from leaving our Company.

To induce valuable employees to remain at our Company, in addition to salary and cash incentives, we have provided restricted stock and stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management may terminate their employment with us. Our success also depends on our ability to continue to attract, retain and motivate highly employees.

If the hosts of third-party marketplaces limit our access to such marketplaces, our operations and financial results will be adversely affected.

Third-party marketplaces account for a significant portion of our revenues. Our sales through online third-party marketplaces represented a combined 20% of total sales for the fourth quarter December 31, 2020. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

We are highly dependent upon manufacturers in China, India and the Philippines and an interruption in such relationships or our ability to obtain products from them could adversely affect our business and results of operations.

Our products are manufactured by factories located in China, India, and the Philippines. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors which are unforeseeable and may be beyond our control. For example, financial or operational difficulties that some of our manufacturers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing manufacturers or fail to find replacement or additional manufacturers on in a timely manner and on acceptable commercial terms, we may not be able to continue to offer our products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

We are highly dependent upon manufacturers in China, India and the Philippines, which exposes us to complex regulatory regimes and logistical challenges.

We acquire a majority of our products from manufacturers and distributors located in China, India and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner or that would allow us to rely on customary indemnification protection with respect to any third-party claims similar to some of our U.S. suppliers. In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

●	political, social, and economic instability and the risk of war or other international incidents in Asia, India or the Philippines;
●	fluctuations in foreign currency exchange rates that may increase our cost of products;

●	the imposition of duties, taxes, tariffs, or other charges on imports;
●	difficulties in complying with import and export laws, regulatory requirements, and restrictions;
●	natural disasters and public health emergencies, such as the recent outbreak of a novel strain of coronavirus identified first in Wuhan, Hubei Province, China and having turned into a global pandemic that has impacted a number of countries from which we purchase product;
●	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppage; and
●	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;
●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;
●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;
●	political or military conflict involving the U.S. or any country in which our suppliers are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to product being damaged and delivered on time;
●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	our ability to enforce any agreements with our foreign suppliers.

If we were unable to import products from China, India and the Philippines or were unable to import products from such countries in a cost-effective manner, we could suffer irreparable harm to our business and be required to significantly curtail our operations, file for bankruptcy or cease operations.

From time to time, we may also have to resort to administrative and court proceedings to enforce our legal rights with foreign suppliers. However, it may be more difficult to evaluate the level of legal protection we enjoy in China, India and the Philippines and the corresponding outcome of any administrative or court proceedings than in comparison to our suppliers in the United States.

Our financial condition and results of operations for fiscal year 2021 may be adversely affected by the recent coronavirus outbreak.

COVID-19 was declared a pandemic by the World Health Organization in March 2020. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. While we cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook related to:

●	reduction or volatility in demand for our products, which may be caused by, among other things: reduced online traffic and changes in consumer spending behaviors (e.g. consumer confidence in general macroeconomic conditions and a decrease in consumer spending);
●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;
●	impacts to our third-party marketplaces’ ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;
●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and
●	The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

If commodity prices such as fuel, plastic and metal increase, our margins may be negatively impacted.

Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited and our business could suffer.

We maintain international business operations throughout Europe with a majority being in the United Kingdom. Our international operations include sales and back office support services for our European market. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

●	difficulties and costs of staffing and managing foreign operations, including any impairment to our relationship with employees caused by a reduction in force;
●	restrictions imposed by local labor practices and laws on our business and operations;
●	exposure to different business practices and legal standards;
●	unexpected changes in regulatory requirements;
●	the imposition of government controls and restrictions;
●	political, social and economic instability and the risk of war, terrorist activities or other international incidents;
●	the failure of telecommunications and connectivity infrastructure;
●	natural disasters and public health emergencies;
●	potentially adverse tax consequences; and
●	fluctuations in foreign currency exchange rates and relative weakness in the U.S. dollar.

If we fail to offer a broad selection of products at competitive prices or fail to maintain sufficient inventory to meet customer demands, our revenue could decline.

In order to expand our business, we must successfully offer, on a continuous basis, a broad selection of products that meet the needs of our customers, including by being the first to market with new SKUs. Our products are used by consumers for a variety of purposes, including repair, performance, aesthetics and functionality. In addition, to be successful, our product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will be successful in offering products that meet all of these requirements. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences or we otherwise fail to maintain sufficient in-stock inventory, our revenue could decline.

As a result of our international operations, we have foreign exchange risk.

Our purchases of products from our China, India and Philippines suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses would be higher than if currencies had remained constant.

We may never commercialize our new mobile device products.

We began developing our new mobile device products with apps in 2018. Even if we are successful in developing these new products, we will not be successful in commercialize them unless these products gain market acceptance. The degree of market acceptance of these products will depend on a number of factors, including:

●	the competitive environment;
●	our ability to enter into strategic agreements with manufacturers; and
●	the adequacy and success of distribution, sales and marketing efforts.

Even if we successfully develop one or more of these products, we may not become profitable.

Our products could be recalled.

The Consumer Product Safety Commission or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations. A recall could increase costs and adversely impact our reputation, and thereby negatively impact our financial condition, results of operations and cash flows.

Regulatory and Litigation Risks

Product liability claims and other kinds of litigation could affect our business, reputation, financial condition, results of operations and cash flows.

The products that we design and/or have manufactured can lead to product liability claims or other legal claims being filed against us. We have in the past, and may in the future, be subject to legal proceedings other than those relating to product liability claims. To the extent that plaintiffs are successful in showing that a defect in a product’s design, manufacture or warnings led to personal injury or property damage, or that our provision of services resulted in similar injury or damage, we may be subject to claims for damages. Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages below the insurance retention amount. In addition to claims concerning individual products, as a manufacturer, we can be subject to costs, potential negative publicity and lawsuits related to product recalls, which could adversely impact our results and damage our reputation.

Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention. In addition, even if the money damages themselves did not cause substantial harm to our business, the damage to our reputation and the brands offered on our websites could adversely affect our future reputation and our brand, and could result in a decline in our net sales and profitability.

Failure to comply with privacy laws and regulations and failure to adequately protect customer data could harm our business, damage our reputation and result in a loss of customers.

Federal and state and regulations may govern the collection, use, sharing and security of data that we receive from our customers. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, U.S. Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.

The regulatory framework for data privacy is constantly evolving, and privacy concerns could adversely affect our operating results.

The regulatory framework for privacy issues is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the way we conduct our business; in fact, there are active discussions among U.S. legislators around adoption of a new U.S. federal privacy law. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting and maintaining certain kinds of data. In June 2018, California enacted the California Consumer Privacy Act (the “C.C.P.A.”), which took effect on January 1, 2020. The C.C.P.A. gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. We are required to comply with the C.C.P.A. The C.C.P.A. provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The C.C.P.A. may increase our compliance costs and potential liability. Some observers have noted that the C.C.P.A. could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

If we are unable to protect our intellectual property rights, our reputation and brand could be impaired and we could lose customers.

We regard our trademarks, trade secrets and similar intellectual property rights important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. However, any registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including www.toughbuilt.com, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

If we are unable to protect our intellectual property, our business may be adversely affected.

We must protect the proprietary nature of the intellectual property used in our business. There can be no assurance that trade secrets and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. Currently, our intellectual property includes issued patents, patent applications, trademarks, trademark applications and know-how related to business, product and technology development. We plan on taking the necessary steps, including but not limited to the filing of additional patents as appropriate. There is no assurance any additional patents will issue or that when they do issue they will include all of the claims currently included in the applications. Even if they do issue, those new patents and our existing patents must be protected against possible infringement. Nonetheless, we currently rely on contractual obligations of our employees and contractors to maintain the confidentiality of our products. To compete effectively, we need to develop and continue to maintain a proprietary position with respect to our technologies, and business. The risks and uncertainties that we face with respect to intellectual property rights principally include the following:

●	patent applications that we file may not result in issued patents or may take longer than expected to result in issued patents;
●	we may be subject to interference proceedings;
●	other companies may claim that patents applied for by, assigned, or licensed to, us infringe upon their own intellectual property rights;
●	we may be subject to opposition proceedings in the U.S. and in foreign countries;
●	any patents that are issued to us may not provide meaningful protection;
●	we may not be able to develop additional proprietary technologies that are patentable;
●	other companies may challenge patents licensed or issued to us;

●	other companies may independently develop similar or alternative technologies, or duplicate our technologies;
●	other companies may design around technologies that we have licensed or developed;
●	any patents issued to us may expire and competitors may utilize the technology found in such patents to commercialize their own products; and
●	enforcement of patents is complex, uncertain, and expensive.

It is also possible that others may obtain issued patents that could prevent us from commercializing certain aspects of our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. If we license patents, our rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and we may be unable to do so. Furthermore, there can be no assurance that the work-for-hire, intellectual property assignment and confidentiality agreements entered into by our employees and consultants, advisors and collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know- how or other proprietary information. As all of our products are manufactured in China, India and the Philippines, and we may not have the same strength of intellectual property protection and enforcement in such countries as in North America or Europe. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy. The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Existing or future government regulation could expose us to liabilities and costly changes in our business operations and could reduce customer demand for our products and services.

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer nonpublic information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and ecommerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on ecommerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing emails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and ecommerce. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We may not maintain sufficient, or any, insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

Possible new tariffs that might be imposed by the United States government could have a material adverse effect on our results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. If further tariffs are imposed on imports of our products, or retaliatory trade measures are taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers.

We operate in an industry with the risk of intellectual property litigation. Claims of infringement against us may hurt our business.

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. Participants that own, or claim to own, intellectual property may aggressively assert their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others. Future litigation may be necessary to defend us or our clients by determining the scope, enforceability, and validity of third-party proprietary rights or to establish its proprietary rights. Some competitors have substantially greater resources and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

●	adversely affect relationships with future clients;
●	cause delays or stoppages in providing products;
●	divert management’s attention and resources;
●	subject us to significant liabilities; and
●	require us to cease some or all of its activities.

In addition to liability for monetary damages, which may be tripled and may include attorneys’ fees, or, in some circumstances, damages against clients, we may be prohibited from developing, commercializing, or continuing to provide some or all of our products unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

General Risk Factors

An investment in our securities is speculative and there can be no assurance of any return on any such investment.

An investment in our securities is speculative and there can be no assurance that investors will obtain any return on their investment. Investors may be subject to substantial risks involved in an investment us, including the risk of losing their entire investment.

Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market.

Our failure to maintain our listing and our common stock being de-listed from Nasdaq would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

As we reported under Item 9A (Controls and Procedures) included in this report, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) failing to design written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors, (ii) not maintaining adequate documentation to evidence the operating effectiveness of certain control activities, (iii) not maintaining appropriate access to certain systems, and (iv) not maintaining appropriate segregation of duties related to processes associated within those systems.

These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2020.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

Certain provisions of our Articles of Incorporation, as amended, could allow concentration of voting power in one individual, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

Provisions of our Articles of Incorporation, as amended, such as our ability to designate and issue a class of preferred stock, without stockholder approval, may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving our Company that is not approved by our Board of Directors, even if those events may be perceived to be in the best interests of our stockholders. For example, one or more of our affiliates could theoretically be issued a newly authorized and designated class of shares of our preferred stock. Such shares could have significant voting power, among other terms. Consequently, anyone to whom these shares were issued could have sufficient voting power to significantly influence if not control the outcome of all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of the Board of Directors, and mergers and other business combinations involving our Company. In addition, through any such person’s control of the Board of Directors and voting power, the affiliate may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by our Company. In addition, the concentration of voting power in the hands of an affiliate could have the effect of delaying or preventing a change in control of our Company, even if the change in control would benefit our stockholders and may adversely affect the future market price of our common stock should a trading market therefor develop.

If you purchase shares of our common stock, you may experience immediate and substantial dilution in the net tangible book value of your shares. In addition, we may issue shares of common stock pursuant to our equity incentive plans and additional equity or convertible debt securities in the future, which may result in additional dilution to investors.

We are currently authorized to issue up to 200,000,000 shares of common stock. We may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders’ ownership interests. Additional shares are subject to issuance through various equity compensation plans or through the exercise of currently outstanding equity awards. The potential issuance of additional shares of common stock may create downward pressure on the trading price of our common stock. We also may in the future issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Purchasers of the shares we sell, as well as our existing stockholders, will experience significant dilution if we sell shares at prices significantly below the price at which they invested. In addition, to the extent we need to raise additional capital in the future and we issue additional shares of common stock or securities convertible or exchangeable for our common stock, our then existing stockholders may experience dilution and the new securities may have rights senior to those of our common stock offered in this offering. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We may need, but be unable, to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities and in the future, we hope to rely on revenues generated from operations to fund the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding.

The requirements of being a public company may strain our resources, divert management’s attention and affect our results of operations.

As a public company in the United States, we face increased legal, accounting, administrative, and other costs and expenses. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if in the future management determines that our internal control over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our Company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal control over financial reporting could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. A number of those requirements will require us to carry out activities we have not done previously. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These increased costs will require us to divert a significant amount of money that we could otherwise use to develop our business. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action, and potentially civil litigation.

New laws, regulations, and standards relating to corporate governance and public disclosure may create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.

These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, may evolve over time as new guidance is provided by the courts and other bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a public company subject to these rules and regulations, we may find it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult in the future for us to attract and retain qualified members of our Board of Directors, particularly to serve on its Audit Committee and Compensation Committee, and qualified executive officers.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the Jobs Act, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements disclosure;
●	taking advantage of an extension of time to comply with new or revised financial accounting standards;
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our stockholders are not provided information or rights available to stockholders of more mature companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to follow certain scaled disclosure requirements available to smaller reporting companies.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our securities may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our common stock and warrants could decline. If one or more of our research analysts ceases to cover our business or fails to publish reports on us regularly, demand for our securities could decrease, which could cause the price of our common stock and warrants or trading volume to decline.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Anti-takeover provisions in our charter documents and Nevada law could discourage delay or prevent a change of control of our Company and may affect the trading price of our common stock.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Control Shares Acquisition Act may discourage, delay or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition. In addition, our Articles of Incorporation and Bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, our Amended and Restated Articles of Incorporation and Bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors in response to a takeover attempt;

●	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office, except a vacancy occurring by reason of the removal of a director without cause shall be filled by vote of the stockholders; and
●	limit who may call special meetings of stockholders.

These provisions could have the effect of delaying or preventing a change of control, whether or not it is desired by, or beneficial to, our stockholders.

Item 1B. Unresolved Staff Comments.

The Company has no, and has not had since inception, unresolved comments with the Commission Staff.

Item 2. Properties.

We currently lease approximately 8,300 square feet of office space at 25371 Commercentre Drive, Suite 200, Lake Forest, CA 92630 as our principal offices. We believe these facilities are in good condition and satisfy our operational requirements. We intend to seek additional leased space, which will include some warehouse facilities, as our business efforts increase.

We entered into a lease for office space at 8669 Research Drive, in Irvine, CA, which is to replace the current corporate headquarters. The lease commenced on December 1, 2019, with no rent due until April 1, 2020. From April 1, 2020, through March 31, 2025, base rent will be due on the first of each month in the amount of $25,200. The Company paid an initial amount of $68,128 compromising the rent for April 2020, a security deposit, and the amount due for property taxes, insurance, and association fees. The bases rent shall be adjusted on the following dates as follows:

12/1/2020-11/30/2021	$26,208
12/1/2021-11/30/2022	$27,256
12/1/2022-11/30/2023	$28,347
12/1/2023-11/30/2024	$29,480

The lease otherwise contains commercially market terms as to events of default and termination and the like.

Item 3. Legal Proceedings.

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition, or cash flows, except as set forth below.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as described below, we are not presently a party to any pending or threatened legal proceedings.

Edwin Minassian v. Michael Panosian and ToughBuilt Industries, Inc., Los Angeles Superior Court Case No. EC065533.

On August 16, 2016, Plaintiff Edwin Minassian filed a complaint against the Company and Michael Panosian in the Superior Court of California, County of Los Angeles, Case No. EC065533. The complainant alleges breach of oral contracts to pay Plaintiff for consulting and finder’s fees, and to hire him as an employee. The complainant further alleged claims of fraud and misrepresentation relating to an alleged payment in exchange for stock in the Company. The complainant seeks unspecified monetary damages, declaratory relief, stock in the Company, and other relief according to proof.

On April 12, 2018, the Court entered judgments of default against the Company and Mr. Panosian in the amounts of $7,080 and $235,542, plus awarding Mr. Minassian a 7% ownership interest in the Company (the “Judgments”). Mr. Minassian served notice of entry of the judgments on April 17, 2018, and the Company and Mr. Panosian received notice of the entry of the default judgments on April 19, 2018.

The Company and Panosian satisfied the judgments on September 14, 2018, by payment of $252,949 to Plaintiff Minassian and by issuing Plaintiff Minassian 376,367 shares of common stock of the Company. On October 18, 2018, the Company and Panosian filed a Notice of Appeal from the Order denying their motion for relief from the above-referenced default judgment.

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court’s order denying ToughBuilt’s motion for relief from the default judgment and directing the trial court to grant ToughBuilt’s motion for relief, including allowing ToughBuilt to file an Answer and contest Minassian’s claims.

The appellate court recently issued a remittitur officially transferring the matter from the appellate court back to the trial court for further proceedings consistent with its ruling, and the Company and Panosian have filed an Answer to the Complaint. The trial court has not yet set a trial date, and discovery, in this case, is just now beginning. The Company intends to vigorously defend itself and seek to recover the compensation and stock previously paid to the complainant to satisfy the now-vacated default judgment. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

Design 1stv. ToughBuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1stfiled a Demand for Arbitration against ToughBuilt Industries seeking $169,094.35 in damages, plus attorney’s fees and costs. Claimant contends the Company breached a written contract by failing to pay for design services. The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956.07 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing. An arbitration hearing has not yet been scheduled by the arbitrator, Grant Kim, and discovery has not yet commenced. The Company intends to vigorously defend the Demand for Arbitration. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation, and other matters. The Company expenses these costs as the related services are received. If a loss is considered and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on Nasdaq Capital Market under the symbol “TBLT,” and warrants under the symbol “TBLTW.” Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

On March 25, 2021, the closing price for our common stock and warrants as reported on the Nasdaq Capital Market was $1.14 per share and $0.2298, respectively.

Holders of Common Stock

On March 22, 2021, there were 100 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our Board of Directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Information Respecting Equity Compensation Plans

The 2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors and approved by the shareholders on July 6, 2016. The awards per 2016 Plan may be granted through July 5, 2026, to the Company’s employees, consultants, directors, and non-employee directors provided such consultants, directors, and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The awards (“Awards”) issuable under the 2016 Plan consist of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs,” and together with ISOs, the “Options”), restricted stock awards, stock bonus awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance awards. The 2016 Plan shall be administered by a committee of the Board (“Committee”) or the Board of Directors.

The initial amount of shares of common stock authorized and reserved for issuance under the 2016 Plan was 12 million. The amount was subsequently reduced to 2 million due to the Company’s one-for-six reverse stock split on October 5, 2016, then to 1 million for the Company’s 1-for-2 reverse stock split on September 3, 2018, and then to 100,000 shares for the Company’s 1-for-10 reverse stock split on April 15, 2020.

The 2018 Equity Incentive Plan

On July 1, 2018, the Board of Directors and the stockholders of the Company approved and adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors.

The Awards issuable under the 2018 Plan consist of ISOs, NQSOs, restricted stock awards, stock bonus awards, SARs, RSUs, performance awards, and other share-based awards. The Board may delegate all or a portion of the administration of the 2016 Plan to a Committee. The Board shall administer the 2018 Plan unless and until the Board delegates administration of the 2018 Plan to a Committee.

The initial amount of shares of common stock authorized and reserved for issuance under the 2018 Plan was 2 million. The amount was subsequently reduced to 1 million due to the Company’s 1-for-2 reverse stock split on September 3, 2018. On April 12, 2019, the Board and stockholders approved to increase the amount of shares to 20 million and then on February 14, 2020, to 35 million. The amount was later reduced to 3.5 million as a result to the Company’s 1-for-10 reverse stock split on April 15, 2020.

Unregistered Sales of Equity Securities

As previously reported by the Company on a Form 8-K filed with the SEC on November 23, 2020, on November 20, 2020, the Company and an institutional investor (the “Investor”) entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Investor exchanged its Series A Senior Secured Convertible Note, Series B Senior Convertible Note, and common stock purchase warrants originally purchased pursuant to a securities purchase agreement, dated August 19, 2019. Pursuant to the Exchange Agreement, the Investor exchanged its securities and agreed to extinguish its first priority lien on all of the assets of the Company for (i) a cash payment of $744,972; (ii) 1,850,000 shares of the Company’s common stock; (iii) a warrant to purchase up to an aggregate of 575,000 shares of the common stock for $1.00 per share, subject to anti-dilution protection, until August 19, 2024; and (iv) nine shares of Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) of the Company. The Series E Preferred Stock has not yet been issued.

The Company issued foregoing shares of common stock and warrant in reliance upon Section 3(a)(9) of the Securities Act as involving an exchange by the Company exclusively with its security holders.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report. In this discussion, we may use certain non-generally accepted accounting principles (GAAP) financial measures. An explanation of these non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

Business Overview

Our Company was formed to design, manufacture, and distribute innovative tools and accessories to the building industry. The global tool market industry is a multibillion-dollar business.

ToughBuilt’s business is based on development of innovative and state-of-the-art products, primarily in tools and hardware category, with particular focus on building and construction industry with the ultimate goal of making life easier and more productive for the contractors and workers alike.

ToughBuilt’s current product line includes three major categories related to this field, with several additional categories in various stages of development, consisting of soft goods & Kneepads and Sawhorses & Work Products.

Impacts of the COVID-19 Pandemic

Governments and health organizations have identified an outbreak of a respiratory illness caused by a new coronavirus which has been named COVID-19. The World Health Organization has declared the outbreak a global pandemic. While the worst of the pandemic seems to have subsided in China, its country of original origin, we are seeing the virus spread and start to peak in other parts of the globe, including in the U.S., which has caused massive closures of businesses and strain on shipping and freight systems worldwide. Since the outbreak, all of our Chinese facilities were temporarily closed for a period of time. Most of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the Jobs Act. Subject to certain conditions set forth in the Jobs Act, as an “emerging growth company,” we intend to rely on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the initial public offering (IPO), (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Results of Operations

The Fiscal Year Ended December 31, 2020, Compared to the Fiscal Year Ended December 31, 2019

Revenues

Revenues, net of allowances, for the years ended December 31, 2020 and 2019 were $39,433,617 and $19,090,071, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2020 over 2019 by $20,343,546, or 106.6%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing customers and new customers, and introduction and sale of new soft goods products to our customers.

Cost of goods sold

Cost of goods sold for the years ended December 31, 2020 and 2019 was $27,687,235 and $14,153,670, respectively. Cost of goods sold increased in 2020 over 2019 by $13,533,565 or 95.6%, primarily due to the increase in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2020 was 70.2% as compared to cost of goods sold as a percentage of revenues in 2019 of 74.1%. We expect to reverse the trend and reduce our cost of goods sold as a percentage of revenue as we achieve operational efficiencies in production and work with automated state-of-the-art factories to manufacture our product lines.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, litigation expense, and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the years ended December 31, 2020 and 2019 were $21,076,528 and $11,401,039, respectively. SG&A Expenses increased in 2020 over 2019 by $9,675,489 or 84.9%, primarily due to hiring additional employees, independent contractors and consultants to grow the Company. SG&A expense in 2020 as a percentage of revenues was 51.9% as compared to SG&A expense in 2019 as a percentage of revenues was 59.7%. We expect our SG&A expense will continue to increase/decrease as the Company plans to bring professional management team and staff on Board, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Research and development costs (the “R&D”) for the years ended December 31, 2020 and 2019 were $5,056,811 and $2,116,018, respectively. R&D costs increased in 2020 over 2019 by $2,940,793 or 139.0%, primarily due to the costs incurred in developing new tools, a ruggedized mobile device, software applications to run on the mobile device related to construction industry, and stock-based compensation expense and bonuses to R&D management team. We expect R&D costs to continue to increase/decrease as the Company embarks on developing new tools for the construction industry, and the attachments for the ruggedized mobile device with new software applications.

Net loss

Due to factors set forth above, and the lack of a warrant derivative at the end of 2020, with a change of $5,251,852 from 2020 over 2019 and loss of $1,810,712 being recognized on an exchange transaction during 2020, we recorded a net loss of $17,348,622 for the year ended December 31, 2020 as compared to a net loss of $4,300,969 for the year ended December 31, 2019.

Liquidity and Capital Resources

Although our sales increased by approximately 106.6% during the year ended December 31, 2020, compared to the same period in 2019, we are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

We had $2.2 million in cash at December 31, 2020, compared to $0.03 million at December 31, 2019.

Since our inception, we have financed our operations through the sale of equities and debt securities. Since our initial public offering in 2018, we have had several subsequent financings which have enabled us to fund operations. On February 24, 2020, we closed on the public offering of 0.445 million shares of our common stock, for gross proceeds of $912,250 based upon the overallotment option arising from the closing of our January 28, 2020 public offering. In our January 28, 2020 public offering, we sold 4.5 million shares of our common stock and 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock) from which it received gross proceeds of $9,472,250. On June 12, 2020, we closed on the public offering of 1.7 million shares of our common stock, for gross proceeds of $1,683,000 based upon the overallotment option arising from the closing of its June 2, 2020 public offering. In our June 2, 2020 public offering, we sold 19 million shares of our common stock and 20.7 million warrants from which it received gross proceeds of $19,017,000.

As of December 30, 2020, the Company’s principal sources of liquidity consisted of approximately $2.2 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for 12 months from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offerings, as well as its customer base, to increase its revenues. The Company cannot give any assurances that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

On December 7, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-251185) (the “First Form S-3”) containing a base prospectus and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $11,074,247 of our common stock under an At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”). The SEC declared the First Form S-3 effective under the Securities Act on December 15, 2020. On January 19, 2021, we filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the First Form S-3 to offer and sale additional shares of common stock having an aggregate value of $8,721,746 from time to time through Wainwright acting as sales agent. A total of 18,616,338 shares of common stock having an aggregate sales price of $19,763,121 was sold through Wainwright pursuant to the First Form S-3, with net proceeds to us of $19,107,915.

On February 2, 2021, we filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second Form S-3”) containing a base prospectus and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 of our common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, with Wainwright, as sales agent. The Second Form S-3 was declared effective by the SEC on February 8, 2021. From January 1, 2021 through March 11, 2021, the Company has raised approximately $21,882,000 through the sale of 16,319,271 shares of the Company’s common stock in connection with the Second ATM Agreement.

In addition to the foregoing, subsequent to December 31, 2020, an aggregate of 5,384,540 of the Company’s Series C warrants have been exercised for approximately $5,300,000 in gross proceeds.

Cash Flows

Net cash flows used in operating activities for the year ended December 31, 2020 was $25,063,170, attributable to a net loss of $17,348,622, offset by depreciation expense of $626,652, amortization of original issuance of debt discount and debt issuance cost and non-cash inducement cost for debt conversion of $820,877, stock-based compensation expense of $425,264, common stock issued for services of $572,400, a loss on exchange transaction of $1,810,712, amortization of capitalized contract costs of $213,350, and net increase in operating assets of $16,670,570, and net increase in liabilities of $4,486,767. The Company offered cash discounts to its customers and factors to accelerate payments of accounts receivable. In addition, the Company negotiated extended payment terms with its suppliers, vendors and related parties to conserve its cash. Net cash flows used in operating activities for the year ended December 31, 2019 was $10,229,337, attributable to a net loss of $4,300,969, offset by depreciation expense of $225,426, amortization of original issuance of debt discount and debt issuance cost and non-cash inducement cost for debt conversion of $626,546, change in the fair value of warrant derivative of $(5,251,852), stock-based compensation expense of $336,637, and net increase in operating assets of $1,768,059, and net decrease in liabilities of $97,066. The Company offered cash discounts to its customers and factors to accelerate payments of accounts receivable. In addition, the Company negotiated extended payment terms with its suppliers, vendors and related parties to conserve its cash.

There was net cash provided by investing activities for the year ended December 31, 2020 of $502,053, attributable to cash paid for purchase of property and equipment and the proceeds of a note receivable. Net cash used by investing activities for the year ended December 31, 2019 was $1,031,115.

Net cash provided by financing activities for the year ended December 31, 2020 was $26,730,904 primarily attributable to net cash proceeds from the sales of common stock and warrants, offset by repayments of Series D Preferred Stock. Net cash provided by financing activities for the year ended December 31, 2019 was $5,825,631, primarily attributable to net cash proceeds from the sale of senior secured notes to an investor in August 2019.

We recorded a net increase in cash of $2,169,787 for the year ended December 31, 2020.

Off Balance Sheet Arrangements

None.

Seasonality

Our business is a seasonal business as a result of our China-based production. For the first calendar quarter, we are not able to ship our products from China due to the hiatus as a result of their New Year holidays. We typically make up the lost sales from the first calendar quarter in the subsequent quarters.

Significant Accounting Policies

See the footnotes to our audited financial statements for the year ended December 31, 2020, included with this annual report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The Company qualifies as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TOUGHBUILT INDUSTRIES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

ToughBuilt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ToughBuilt Industries, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, shareholders’ equity (deficit), and cash flows for the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 26, 2021

TOUGHBUILT INDUSTRIES, INC.

Balance Sheet

Audited

	December 31, 2020	December 31, 2019

Assets
Current Assets
Cash	$2,194,850	$25,063
Accounts receivable, net	10,537,395	2,075,380
Factor receivables, net	807,648	174,042
Inventory	8,915,345	2,215,497
Prepaid and other current assets	1,003,774	254,070
Subscription receivable	837,025	-
Note receivable	-	4,480,000
Total Current Assets	24,296,037	9,224,052
Other Assets
Property and equipment, net	3,066,924	1,123,320
Other assets	127,733	122,253
Total Assets	$27,490,694	$10,469,625
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,955,218	$2,536,871
Accrued expenses	598,473	364,309
Factor loan payable	590,950	125,645
Convertible notes payable - current, net of discount	-	4,216,307
Total Current Liabilities	8,144,641	7,243,132
Total Liabilities	8,144,641	7,243,132

Shareholders’ Equity
Series C Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 0 and 1,268 shares issued and outstanding at December 31, 2020 and 2019, respectively.	-	-
Series D Preferred Stock, $1,000 par value, 0 and 5,775 shares authorized, issued, and outstanding at December 31, 2020 and December 31, 2019, respectively. Liquidation preference of $0 and $5,775,000 at December 31, 2020 and 2019, respectively	-	4,816,485
Common stock, $0.0001 par value, 200,000,000 shares authorized, 43,918,831 and 3,300,015 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	4,392	330
Additional paid-in capital	80,103,653	41,823,048
Accumulated deficit	(60,761,992)	(43,413,370)
Total Shareholders’ Equity	19,346,053	3,226,493
Total Liabilities and Shareholders’ Equity	$27,490,694	$10,469,625

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

Statements of Operations

Audited

	For The Years Ended December 31,
	2020	2019
Revenues, net of allowances
Metal goods	$16,775,807	$8,987,088
Soft goods	22,657,810	10,102,983
Total revenues, net of allowances	39,433,617	19,090,071

Cost of Goods Sold
Metal goods	12,519,582	6,601,868
Soft goods	15,167,653	7,551,802
Other cost of goods sold
Total cost of goods sold	27,687,235	14,153,670

Gross profit	11,746,382	4,936,401

Operating expenses:
Selling, general and administrative expenses	21,076,528	11,401,039
Research and development	5,056,811	2,116,018
Total operating expenses	26,133,339	13,517,057

Loss from operations	(14,386,957)	(8,580,656)

Other income (expense)
Interest expense	(1,150,953)	(972,165)
Loss on exchange transaction	(1,810,712)	-
Change in fair value of warrant derivative	-	5,251,852
Total other income (expense)	(2,961,665)	4,279,687

Net income (loss)	$(17,348,622)	$(4,300,969)

Redemption of Series D Preferred Stock deemed dividend	(1,295,294)	-
Common stock deemed dividend	-	(2,137,190)

Net income (loss) attributable to common stockholders	$(18,643,916)	$(6,438,159)

Basic and diluted net loss per share attributed to common stockholders	$(0.68)	$(2.08)
Weighted Average Number of Shares Outstanding - Basic and Diluted	27,243,562	3,100,738

Diluted net loss per common share	$(0.68)	$(2.08)
Diluted weighted average common shares outstanding	27,243,562	3,100,738

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

Statements of Shareholders’ Equity (Deficit)

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2019	-	$-	-	$-	987,087	$99	$20,152,995	$(39,112,401)	$(18,959,307)
Issuance of common stock upon exercise of Series A Warrants, net of cost	-	-	-	-	42,412	4	2,172,676	-	2,172,680
Issuance of common stock as inducement to exercise Series A Warrants	-	-	-	-	50,894	5	(5)	-	0
Issuance of common stock upon exercise of Series B warrants	-	-	-	-	1,619,222	162	14,584,209	-	14,584,371
Issuance of common stock upon exercise of Placement Agent Warrants	-	-	-	-	400	-	16,818	-	16,818
Issuance of Series C Preferred Stock upon exchange of Series A and Series B warrants	4,268	-	-	-	-	-	3,671,024	-	3,671,024
Issuance of common stock upon Series C preferred conversion	(3,000)	-	-	-	300,000	30	(30)	-	-
Stock-based compensation expense	-	-	-	-	-	-	336,637	-	336,637
Warrants issued in connection with convertible notes payable	-	-	-	-	-	-	595,000	-	595,000
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-	300,000	30	293,724	-	293,754
Issuance of Series D Preferred stock upon exchange of convertible note payable	-	-	5,775	4,816,485	-	-	-	-	4,816,485
Net income	-	-	-	-	-	-	-	(4,300,969)	(4,300,969)
Balance - January 1, 2020	1,268	$-	5,775	$4,816,485	3,300,015	$330	$41,823,048	$(43,413,370)	$3,226,493
Redemption of Series D Preferred Stock			(2,212)	(1,844,860)			(1,295,294)		(3,140,154)
Conversion of Series D Preferred Stock			(3,563)	(2,971,625)	3,141,426	314	2,971,311		-
Exchange of Series A and B Notes to preferred and common stock					1,850,000	185	1,716,604		1,716,789
Issuance of common stock upon Series C preferred conversion	(1,268)				126,800	13	(13)		-
Issuance of common stock upon conversion of convertible notes payable					3,400,000	340	2,905,794		2,906,134
Issuance of common stock and warrants					29,299,200	2,930	30,984,819		30,987,749
Issuance of common stock for services					360,000	36	572,364		572,400
Issuance of common stock upon exercise of warrants					2,441,390	244	(244)		-
Stock-based compensation expense							425,264		425,264
Net loss								(17,348,622)	(17,348,622)
Balance - December 31, 2020	-	$-	-	$-	43,918,831	$4,392	$80,103,653	$(60,761,992)	$19,346,053

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

Statements of Cash Flows

Audited

	For The Year Ended December 31,
	2020		2019
Cash flows from operating activities:
Net income (loss)		$(17,348,622)	$(4,300,969)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation		626,652	225,426
Amortization of debt discount and debt issuance cost		820,877	626,546
Change in fair value of warrant derivative		-	(5,251,852)
Stock-based compensation expense		425,264	336,637
Common stock issued for services		572,400	-
Amortization of capitalized contract costs		213,350	-
Loss on exchange transactions		1,810,712	-
Changes in operating assets and liabilities
Accounts receivable, net		(8,462,015)	(1,089,526)
Factor receivables, net		(633,606)	1,368,793
Inventory		(6,699,848)	(1,835,582)
Prepaid assets		(963,056)	(32,070)
Other assets		87,955	(179,674)
Accounts payable		4,252,603	573,970
Accrued expenses		234,164	(563,260)
Deferred revenue		-	(107,776)
Net cash used in operating activities		(25,063,170)	(10,229,337)

Cash flows from investing activities:
Proceeds from note receivable		3,000,000
Purchases of property and equipment		(2,497,947)	(1,031,115)
Net cash provided by (used in) investing activities		502,053	(1,031,115)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net of costs		27,285,715	-
Proceeds from exercise of Series A warrants		-	2,172,680
Proceeds from exercise of Placement Agent warrants		-	16,818
Proceeds from issuance of stock, net of costs		2,865,010	-
Cash paid in Exchange transaction		(744,972)	-
Borrowings from note payable – Paycheck Protection Program		399,300
Repayment of notes payable – Paycheck Protection Program		(399,300)
Proceeds from notes payable		-	4,815,000
Proceeds (repayments) from factor loan payable		465,305	(1,178,867)
Repayments of Series D Preferred Stock		(3,140,154)	-
Net cash provided by financing activities		26,730,904	5,825,631

Net increase (decrease) in cash		2,169,787	(5,434,821)
Cash, beginning of period		25,063	5,459,884
Cash, end of period		$2,194,850	$25,063

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$-	$-
Income taxes		$800	$800

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants		$244	$-
Conversion of Series C Preferred Stock		$13	$-
Conversion of Series D Preferred Stock		$2,971,311	$-
Conversion of convertible note payable		$2,906,134	$-
Issuance of common stock for prepaid		$572,400	$-
Subscription receivable		$837,025	$-
Purchase of property and equipment included in accounts payable		$165,744	$-
Issuance of warrants in connection with convertible notes payable		$-	$575,000
Debt issuance costs paid with warrants		$-	$20,000
Issuance of common stock upon Series C preferred stock conversion		$-	$3,671,024
Issuance of common stock upon convertible note conversion		$-	$393,754
Issuance of Class D preferred stock upon convertible note conversion		$-	$4,816,485
Restricted promissory note in connection with convertible notes payable	$		$4,780,000
Original issue discount	$		$1,720,000
Conversion of Series B warrants into common stock	$		$14,584,371

The accompanying notes are an integral part of these financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to Audited Financial Statements

December 31, 2020 and 2019

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

TOUGHBUILT® distributes products in the following categories, all designed and engineered in the United States and manufactured by third-party vendors in China:

●	tool belts, tool bags and other personal tool organizer products;

●	complete line of knee pads for various construction applications; and

●	jobsite tools and material support products consisting of a full line of miter-saws and table saw stands, saw horses/job site tables and roller stands.

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

On April 15, 2020, the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each 10 shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock. All share and per share numbers in the unaudited condensed financial statements and notes below have been revised retroactively to reflect the Reverse Split.

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

Liquidity

As of December 31, 2020, the Company’s principal sources of liquidity consisted of approximately $2.2 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at December 31, 2020 and 2019, respectively.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At December 31, 2020 and 2019, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Loan payable - factor”, on its balance sheet. The Company recorded a sales discount of $13,000 at December 31, 2020 and 2019, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished salable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At December 31, 2020 and 2019, there were no reserves for obsolete and slow-moving inventory.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets which are as follows: furniture 5 years, computers 3 years, production equipment 5 years, auto 5 years, tooling and molds 3 years, application development 3 years and website design in progress 4 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service. The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended December 31, 2020 and 2019, respectively.

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

Fair Value of Financial Instruments and Fair Value Measurements

The Company adheres to ASC 820 “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

The Company had no derivative instruments as of December 31, 2020 and 2019 requiring such valuation.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $3,494,559 and $320,620 for the years ending December 31, 2020 and 2019, respectively.

Research and Development

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $5,056,811 and $2,116,018 for the years ending December 31, 2020 and 2019, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values. In addition, as of January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting. This ASU simplified aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The adoption of this guidance did not have a material impact on the financial statements.

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

Loss Per Share

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended
	December 31, 2020	December 31, 2019
Preferred shares	-	704,300
Warrants	21,925,102	1,144,988
Options and restricted stock units	203,135	106,342
Series A and Series B Notes	-	560,275
Total anti-dilutive weighted average shares	22,128,237	2,515,905

Segment Reporting

The Company operates one reportable segment referred to as the tools segment. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

Recent Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

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

	For the Year Ended December 31,
	2020	2019
Factor payables, beginning balance	$125,645	$1,304,512
New factorings	5,289,334	2,891,727
Payments, net of returns and discounts	(4,051,678)	(4,070,594)
Factor loan payable, net	$1,363,301	$125,645

NOTE 4: INVENTORY

Inventory consists of the following:

Description	December 31, 2020	December 31, 2019

Finished goods	$8,915,345	$2,215,497

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2020	December 31, 2019
Furniture	$183,672	$111,490
Computers	586,749	254,243
Production equipment	182,446	182,446
Tooling and molds	1,989,366	605,485
Auto	635,542	-
Application development	93,435	93,435
Website design	507,088	360,943
Leasehold Improvements	42,249	42,249
Less: accumulated depreciation	(1,153,623)	(526,971)
Property and Equipment, net	$3,066,924	$1,123,320

Depreciation expense for the years ended December 31, 2020 and 2019, was $626,652 and $225,426, respectively.

NOTE 6 – SENIOR SECURED CONVERTIBLE NOTES AND NOTES PAYABLE

On August 19, 2019, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it sold $11.5 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The first note (the “Series A Note”) has a face amount of $6.72 million for which the investor paid $5 million in cash. The second note (the “Series B Note” and with the Series A Note, collectively referred to as the “Notes”) has a principal amount of $4.78 million for which the investor paid $4.78 million in the form of a full recourse promissory note issued by the investor to the Company (the “Investor Note”) secured by $4.78 million in cash or cash equivalents of the investor (i.e. :an original issue discount of approximately 15% to the face amount of the Series B Note). No portion of the Series B Note may be converted into shares of our common stock (the “common stock”) until the corresponding portion of the Investor Note has been prepaid to the Company in cash, at which point in time such portion of the Series B Note shall be deemed “unrestricted”. The Investor Note is subject to optional prepayment at any time at the option of the investor and mandatory prepayment, at the Company’s option, subject to certain equity conditions, at any time 45 trading days after the effectiveness of a resale registration statement (or otherwise the applicability of Rule 144 promulgated under the Securities Act of 1933, as amended). Notwithstanding the foregoing, the Company may not effect a mandatory prepayment if the shares underlying the Series A Note and the portion of the Series B Note that has become unrestricted exceeds 35% of the market capitalization of the Company.

The Notes are senior secured obligations of the Company secured by a lien on all assets of the Company, bear no interest (unless an event default has occurred and is continuing) and had an originally maturity date of December 31, 2020. The Notes will be convertible at $1.00 into a fixed number of shares (the “Conversion Shares”). The Notes are convertible at the holder’s option, in whole or in part, at any time after closing. The Conversion Price will be subject to adjustment for stock dividends, stock splits, anti-dilution and other customary adjustment events.

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

On December 23, 2019, the Company entered into an exchange agreement with the institutional investor pursuant to which the investor exchanged $5.5 million principal amount of its August 19, 2019 Series A Senior Secured Note for 5,775 shares of its Series D Preferred Stock, which was authorized by the Company’s Board of Directors on December 21, 2019.

During the year ended December 31, 2020, the Company received $3,000,000 in connection with the Investor Note. Also, during the year ended December 31, 2020, $3,200,000 principal amount of Notes was converted into common stock.

On November 20, 2020, the Company and the investor entered into an exchange agreement (the “Exchange Agreement”) whereas the investor exchanged the balance of $2,131,050 of outstanding Notes for the following: an aggregate cash payment of $744,972, an aggregate of 1,850,000 shares of the Company’s common stock, a warrant to purchase up to an aggregate of 575,000 shares of the Company’s common stock for $1.00 per share, and nine shares of Series E Non-Convertible Preferred Stock of the Company. The Series E Preferred Stock has not yet been issued. In addition, the Company relinquished their note receivable of $1,480,000 owed from the investor. As a result of this transaction, the Company recorded a loss of $1,810,712.

As of December 31, 2019, the principal amount of Notes amounted to $5,602,750, net of debt issuance costs of $1,386,443.

During April 2020, the Company entered into a promissory note with an approved lender in the principal amount of $399,300. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program (“PPP Loan”). The Company repaid the PPP Loan in full during June 2020.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Slotting Expenses	Building leases	Total
2021	$333,333	$502,872	$836,205
2022	-	343,821	343,821
2023	-	341,653	341,653
2024	-	358,085	358,085
2025	-	89,521	89,521
	$333,333	$1,635,952	$1,969,285

The Company recorded rent expense of $853,062 and $201,540 for the years ended December 31, 2020 and 2019, respectively.

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

On January 3, 2017, the Company entered into an employment agreement with its Vice President of Design and Development for a five-year term. Under the terms of this agreement, the officer received a sign-on-bonus of $35,000 and is entitled to an annual base salary of $250,000 beginning on December 1, 2016 to increase by 10% each year commencing on January 1, 2018.

On January 3, 2017, the Company entered into an employment agreement with its Chief Operating Officer and Secretary for a three-year term. Under the terms of this agreement, the officer is entitled to an annual base salary of $180,000 beginning on January 1, 2017 to increase by 10% each year commencing on January 1, 2018. Such agreement expired on upon the third anniversary.

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

Minassian seeks damages and stock-based on a breach of an alleged oral agreement. Discovery is presently ongoing. In addition, Plaintiff Minassian is in violation of a court order for restitution and the Company is engaged in collection efforts to enforce that order. A trial date has been set for June 8, 2021.

Design 1st v. ToughBuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1st filed a Demand for Arbitration against ToughBuilt Industries seeking $169,094 in damages, plus attorney’s fees and costs. Claimant contends the Company breached a written contract by failing to pay for design services. The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing. An arbitration hearing has not yet been scheduled by the arbitrator, Grant Kim, and discovery has not yet commenced. The Company intends to vigorously defend the Demand for Arbitration. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

The Company’s submission of its case brief outlining its claims and defense in full was due on December 11, 2020. Design 1st’s submission was due on January 9, 2021. The parties have the option to take depositions after January 9, 2021. The arbitration hearing is scheduled for March 31-April 1, 2021.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 8: STOCKHOLDERS’ EQUITY

At December 31, 2020 and December 31, 2019, the Company had 200,000,000 shares of common stock, and 5,000,000 shares of Series C Preferred Stock authorized, both with a par value of $0.0001 per share. In addition, as of December 31, 2020, the Company had 5,775 shares of Series D Preferred Stock, authorized, with a par value of $1,000 per share.

Common Stock and Preferred Stock

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 42,412 shares of its common stock for cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 50,894 shares of its common stock into 50,894 shares of its common stock and received new warrants to purchase an aggregate of 93,306 shares of its common stock. The Company recognized an inducement cost of $0 and $2,137,190 for the Series A Warrants conversion for the nine months ended September 30, 2020 and 2019, respectively, as an offset against stockholders’ equity. The inducement cost was calculated as being the difference between the fair value of equity instruments surrendered versus equity instruments issued pursuant to the terms of the exchange agreement.

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

During the year ended December 31, 2020, 1,268 shares of Series C Preferred Stock converted into 126,800 shares of the Company’s common stock and 3,563 shares of Series D Preferred Stock converted into 3,141,426 shares of the Company’s common stock.

During the year ended December 31, 2020, $3,400,000 principal amount of Notes was converted into 2,905,794 shares of the Company’s common stock. The total of the common stock amounted to $2,906,134 which was a result of the remaining discount on such Notes.

During 2020, the Company granted 360,000 shares of common stock to consultants in consideration for services rendered.

During 2020, in connection with the Exchange Transaction, the Company issued an aggregate of 1,850,000 shares of the Company’s common stock.

During December 2020, the Company issued 29,299,200 shares of the Company’s common stock.

As of December 31, 2020 and December 31, 2019, the Company had 43,918,831 and 3,300,015 shares of common stock issued and outstanding, respectively.

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

As of December 31 2020, all placement agent warrants, issued prior to the August 19, 2019 financing had been exercised, and the 20,000 warrants issued in the August 19, 2019 financing are the only placement agent warrants which remain outstanding, which have an exercise price of $10.

As of December 31, 2020 and December 31, 2019, 20,000 warrants and 4,437 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the year ended December 31, 2020. Class B Warrants have an exercise price of $120.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of December 31, 2020 and December 31, 2019, the Company had 26,550 Class B Warrants issued and outstanding.

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

As of December 31, 2020 and December 31, 2019, the Company had 519,001 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock).In the June 2, 2020 public offering, the Company sold 20.7 million warrants (each exercisable into one share of common stock for a total of 20.7 million shares of common stock.) Each warrant expires on the fifth anniversary of the original issuance date.

As of December 31, 2020, the Company had 20,780,115 2020 Offering Warrants issued and outstanding.

Exchange Warrants

On November 20, 2020, in connection with the Exchange Agreement, the Company issued a warrant to purchase up to an aggregate of 575,000 shares of the Company’s common stock for $1.00 per share, which expire on August 19, 2024.

Series D Preferred Stock

On December 23, 2019, the Company exchanged $5,500,000 principal amount of our Senior Secured Convertible Notes for 5,775 shares of our Series D Preferred Stock, all of which remained issued and outstanding on December 31, 2019.

The terms of the Series D Preferred Stock are as follows:

Stated Value	$1,000 per share, subject to increase for (a) any capitalized dividends and (b) on June 30, 2020 (and each six-month anniversary thereafter), the Stated Value shall increase by 5%.

Dividends:	The Series D Preferred Stock shall participate with any dividends paid to the holders of common stock. In addition, from now until June 30, 2020, shall accrue dividends at a rate of 8% per annum and from June 30, 2020 and thereafter, at 12% per annum, which shall capitalize to the stated value of the Series D Preferred Stock on a monthly basis. Upon the occurrence of certain triggering events, the Series D Preferred Stock shall accrue additional dividends at a default rate set forth in the definitive documentation.

Conversion Price:	The Investor may elect to convert the Series D Preferred Stock into shares of common stock at a conversion price (the “Conversion Price”) equal to $1.00 per share. The Conversion Price of the Series D Preferred Stock shall be subject to customary adjustments for stock splits, dividends, recapitalizations and similar events. The Series D Preferred Stock shall be alternatively convertible at the Alternate Conversion Price (as defined in our previously outstanding notes (the “Existing Notes”).

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

During the year ended December 31, 2020, 2,212 shares of Series D Preferred Stock were redeemed, and 3,563 shares of Series D Preferred Stock converted into 3,141,426 shares of the Company’s common stock.

The 2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors and approved by the shareholders on July 6, 2016. The awards per 2016 Plan may be granted through July 5, 2026 to the Company’s employees, consultants, directors and non-employee directors provided such consultants, directors and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The maximum number of shares of our common stock that may be issued under the 2016 Plan is 100,000 shares, which amount will be (a) reduced by awards granted under the 2016 Plan, and (b) increased to the extent that awards granted under the 2016 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). No employee will be eligible to receive more than 12,500 shares of common stock in any calendar year under the 2016 Plan pursuant to the grant of awards.

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 12,500 shares of the Company’s common stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $100.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $112,215 for each of the years ended December 31, 2020 and 2019. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $30.60 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of December 31, 2020, there was no unrecognized compensation expense.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors and the stockholders of the Company approved and adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 3.5 million (3,500,000) shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). Currently, no employee will be eligible to receive more than 350,000 shares of common stock (10% of authorized shares under the 2018 Plan) in any calendar year under the 2018 Plan pursuant to the grant of awards. When the Board first adopted the 2018 Plan on July 1, 2018, there were 100,000 shares authorized for issuance under the 2018 Plan. On September 12, 2018, the Board of Directors approved to increase the number of shares of common stock reserved for future issuance under the 2018 Plan from 100,000 shares to 200,000 shares. On June 9, 2019, the Board of Directors approved to increase the authorized shares under the 2018 Plan to 2 million (2,000,000) shares. On February 14, 2020, the Board of Directors approved to increase the number of shares of common stock reserved for future issuance under the 2018 plan to 3.5 million (3,500,000) shares. On September 14, 2018, 100,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The key valuation assumptions used consist, in part, of the price of the Company’s common stock at $39.00 or $42.90 at the issuance date; a risk-free interest rate ranging of 1.9% and the expected volatility of the Company’s common stock ranging from of 40% (estimated based on the common stock of comparable public entities)

On April 4, 2020, the Company granted 90,635 restricted stock units to two officers of the Company. These units have the following vesting term: 33% on January 1, 2021, 34% on January 1, 2022 and 33% on January 1, 2023. The fair value of these units as of granted date was $144,110 based upon the closing price of the Company’s stock.

The Company recorded compensation expense of $313,049 and $290,524 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the unrecognized compensation expense was $272,508 which will be recognized as compensation expense over 2 years.

NOTE 9: INCOME TAX

Income tax expense for the years ended December 31, 2020 and 2019 is summarized as follows.

	December 31, 2020	December 31, 2019
Deferred:
Federal	$(3,257,647)	$(2,034,701)
State	(1,083,338)	(693,481)
Change in valuation allowance	4,340,985	2,728,182
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2020	December 31, 2019
Book income (loss)	21.00%	21.00%
State taxes	6.98%	6.98%
Change in the fair value of warrant derivative	-%	34.17%
Exchange loss	(2.93)%	-%
Other permanent items	(0.03)%	2.57%
Valuation allowance	(25.02)%	(64.72)%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$13,240,919	$9,044,119
Other	411,951	267,766
Total gross deferred tax assets	13,652,870	9,311,885
Less: valuation allowance	(13,652,870)	(9,311,885)
Net deferred tax assets	$-	$-

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

Section 382 of the Internal Revenue Code (“Section 382”), imposes limitations on a corporation’s ability to utilize its Net Operating Losses (“NOLs”), if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate. The Company has not completed a Section 382 study at this time; however, should a study be completed certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization.

As of December 31, 2020, the Company had approximately $47,000,000 of federal net operating loss (“NOL”) carryforwards that may be available to offset future taxable income. As of that date, approximately $10,800,000 of federal net operating losses will expire in various amounts between 2035 and 2037. The remaining federal NOL have no expiration. The Company also had approximately $47,000,000 of state NOLs that begin to expire in 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2020 and 2019 was an increase of $4,340,985 and $2,728,182, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company is no longer subject to the U.S. federal and state income tax examination to the extent the net operating losses are carried forward and impact a year that is open to examination by the authorities. The Company’s income tax returns for the years 2017-2019 are subject to examination.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

During the year ended December 31, 2020, the Company incurred costs to obtain a contract. Such costs amounted to $853,412. The Company expects to recover those costs through future revenue during the period of the contract. The Company is amortizing these costs over one year which is the stated term of the contract. As of December 31, 2020, the remaining capitalized contracts costs amounted to $640,059.

The Company’s reserve for sales returns and allowances amounted to $13,000 as of December 31, 2020, compared to $13,000 as of December 31, 2019.

NOTE 11: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the years ended December 31, 2020 and 2019, respectively, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company.

Concentration of Customers

The Company sold its products to four customers that accounted for approximately 70% and 69% of the total revenues for the years ended December 31, 2020 and 2019, respectively. The same four customers accounted for 68% and 78% of the total accounts receivable balance due to the Company at December 31, 2020 and 2019, respectively.

Concentration of Suppliers

The Company purchased products from four vendors for the year ended December 31, 2020 that accounted for approximately 71% of its total cost of goods sold.

The Company purchased products from four vendors for the year ended December 31, 2019 that accounted for approximately 76% of its total cost of goods sold.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2020. The Company’s bank balances exceeded FDIC insured amounts at times during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company’s bank balance exceeded the FDIC insured amounts by $1,944,850 and $0 respectively.

Geographic Concentration

Geographical distribution of net revenue consisted of the following for the years ended December 31, 2020 and 2019, respectively, as follows:

	For the Year Ended December 31,
	2020	2019
Australia	5%	9%
Canada	5%	4%
Europe	8%	13%
USA	78%	66%
Other	4%	8%

NOTE 12: SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 26, 2021, the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosures of events both recognized in the financial statements as of December 31, 2020, and events which occurred subsequent to December 31, 2020 but were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements, except the events described below.

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First Form S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. Subsequent to December 31, 2020, the Company has raised approximately $16,200,000 through the sale of 15,385,459 shares of the Company’s common stock.

On February 2, 2021, the Company filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second Form S-3”) containing a base prospectus covering the offering, issuance and sale by us of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second Form S-3 was declared effective by the SEC on February 8, 2021.

From January 1, 2021 through March 11, 2021, the Company has raised approximately $21,900,000 through the sale of 16,319,271 shares of the Company’s common stock in connection with the Second ATM Agreement.

In addition, subsequent to December 31, 2020, an aggregate of 5,384,540 of the Company’s Series C warrants have been exercised for approximately $5,300,000 in gross proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020, the end of the period covered by this report.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We did not design written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems.

These control deficiencies resulted in several immaterial misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2020.

Remediation Plan

During the year ended December 31, 2020, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

Our remediation process includes, but not limited to:

●	Investing in IT systems to enhance our operational and financial reporting and internal controls.
●	Enhancing the organizational structure to support financial reporting processes and internal controls.
●	Providing guidance, education and training to employees relating to our accounting policies and procedures.
●	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.
●	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.

We expect to remediate these material weaknesses in the first half of 2021. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the Jobs Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.

Item 9B. Other Information.

Subsequent Events

ATM Market Shelf-Offerings on Form S-3

On January 19, 2021, we filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to our shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First Form S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between us and Wainwright. Subsequent to December 31, 2020, the Company has raised approximately $16,200,000 through the sale of 15,385,459 shares of the Company’s common stock.

On February 2, 2021, we filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second Form S-3”) containing a base prospectus covering the offering, issuance and sale by us of up to $100,000,000 of our common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of our common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second Form S-3 was declared effective by the SEC on February 8, 2021 From January 1, 2021 through March 11, 2021, the Company has raised approximately $21,900,000 through the sale of 16,319,271 shares of the Company’s common stock in connection with the Second ATM Agreement.

Nasdaq Minimum Price Rule

On February 9, 2021, the Company received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market Inc. (“Nasdaq”) therein stating that the Company has regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) which requires that a Nasdaq-listed company’s common stock maintain a minimum bid price of at least $1.00 per share.

As previously announced, the Company received a notification letter from Nasdaq on July 24, 2020, indicating that the closing bid price per share had been below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement. On January 21, 2021, the Company received a 180-day extension from the Staff to meet Nasdaq’s continuing listing requirements by maintaining a minimum bid price per share of $1.00 for a minimum of 10 consecutive trading days. The Company had until July 19, 2021 to meet Nasdaq’s Minimum Bid Price Rule.

The Nasdaq letter, dated February 9, 2021, stated the Staff had determined that for the prior 20 consecutive business days, from January 12, 2021 to February 8, 2021, the closing bid price of the Company’s common stock had been at $1.00 or greater and that accordingly, the Company has regained compliance under the Minimum Bid Price Rule and that the matter was deemed closed.

Series C Warrants Exercises

Subsequent to December 31, 2020, an aggregate of 5,384,540 of the Company’s Series C warrants have been exercised for approximately $5,300,000 in gross proceeds.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The names, positions and ages of our directors and executive officers as of the date of this proxy statement are as follows:

Name	Age	Position
Michael Panosian	57	President, Chief Executive Officer, and Chair
Martin Galstyan	34	Interim Chief Financial Officer
Joshua Keeler	41	Vice President - Research & Development and Director
Zareh Khachatoorian	61	Chief Operating Officer and Secretary

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

Martin Galstyan, Interim Chief Financial Officer

Mr. Galstyan has been servicing as the Interim Chief Financial Officer of the Company since July 2, 2020. Mr. Galstyan. joined the Company in 2012 as account manager and became controller of the Company in 2014. Mr. Galstyan set up the Enterprise Resource Planning (“ERP”) system for the Company and EDI (Electronic Data Interchange) for the Company’s big box retailers. Mr. Galstyan has Bachelor’s in Accounting from Woodbury University in California.

Joshua Keeler, Co-founder, Vice President of Research & Development and Director

As the Vice President of Research & Development at our Company, Mr. Keeler is responsible for all product development since the inception of the Company. Mr. Keeler co-founded our Company in 2012 and works directly with Mr. Panosian in bringing innovative ideas to market. Mr. Keeler is a graduate of Art Center College of Design with a Bachelor of Science (BS) in Industrial Design. Mr. Keeler has over 12 years of product development experience, working on projects spanning several fields, including: automotive, personal electronics, sporting goods and a wide expanse of tools. From 1999 to 2000 he was co-owner and Vice President of Oracle Industrial Design, Co., a private company specializing in industrial design and product development. From August 2000 to April 2004, Mr. Keeler worked for Positec Power Tool Co., a private company in Suzhou, China, designing and creating a large innovation library of numerous power tool concepts. From August 2005 to April 2008, Mr. Keeler was the chief designer for Harbinger International, Inc. From August 2008 to April 2012, he was chief designer for Pandun Inc, specializing in innovative tools and supporting products. He has lived in China and has extensive experience working directly with manufacturers to get designs into production. Mr. Keeler became a Director at our 2019 Annual Meeting, and is deemed suitable as a director by our Board of Directors (the “Board”) due to his depth of R&D knowledge in the industry.

Zareh Khachatoorian, Chief Operating Officer and Secretary

Mr. Khachatoorian has over 30 years of experience in the realms of corporate purchasing, product development, merchandising and operations. Prior to joining ToughBuilt in January 2016, Mr. Khachatoorian was the President of Mount Holyoke Inc. in Northridge California, starting in May 2014. Mr. Khachatoorian led Mount Holyoke Inc. in the servicing of its entire import and distribution operations. From August 2008 to April 2014, Mr. Khachatoorian served as the Vice President of Operations at Allied International (“Allied”) in Sylmar, California. At Allied, Mr. Khachatoorian was responsible for the management of overseas and domestic office employees and departments involved in the areas of procurement and purchasing, inventory management, product development, engineering, control and quality assurance, and other related areas. Mr. Khachatoorian holds a BS degree in Industrial Systems Engineering from the University of Southern California. Additionally, Mr. Khachatoorian has been credited as the inventor or co-inventor of more than 20 issued patents, as well as several pending patents with the USPTO. Mr. Khachatoorian is fluent in Armenian and Farsi.

Independent Directors

The names, positions and ages of our independent directors (as defined by Nasdaq and SEC rules), all of whom became directors as of November 14, 2018, are as follows:

Name	Age	Audit Committee:	Compensation Committee:	Nominating and Corporate Governance Committee:
Robert Faught	71	Member	Member	Chairperson
Frederick D. Furry	51	Chairperson (Financial Expert)	Member	Member
Linda Moossaian	54	Member	Chairperson	Member

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

Frederick D. Furry, Director

Mr. Furry is currently the Chief Financial Officer (CFO) at Luminance Holdco, Inc. and Subsidiaries. Luminance is a private-equity backed designer, custom manufacturer, and distributor of lighting hardware, fixtures, lamps, ceiling fans, lamp parts, and plumbing parts. Headquartered in Los Angeles, California, Luminance has distribution centers located in California, New York, Texas, and Illinois and a wholly-owned foreign enterprise located in Dongguan, China. Prior to Luminance, from 2016 to 2018, Mr. Furry was the CFO at Cunico Corporation, a closely-held, mid-sized manufacturing company based in Long Beach, California. Cunico provides specialty fittings and parts to the U.S. Navy, primarily for nuclear submarines and aircraft carriers. From 2011 to 2015, Mr. Furry was the CFO and Chief Operating Officer (COO) at Biolase (Nasdaq: BIOL). Biolase is a high-tech, medical device manufacturer of dental lasers located in Irvine, California, that sells its products directly in North America and certain international markets and distributes its products in over 60 international markets. As COO, Mr. Furry initiated the turnaround of failing business and restructured several aspects of the business.

From 1998 to 2010, Mr. Furry was at Windes, a regional public accounting firm based in Southern California, where he served as an Audit Partner and worked with over 25 public and private companies in the middle market with revenues ranging from $20 million to $600 million.

During his 20-year tenure in public accounting, Mr. Furry helped his clients with countless complex technical issues and transactions, including four IPOs, three reverse mergers, well over a dozen mergers and acquisitions (M&A) transactions, and several leveraged ESOPs.

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

Under such definition, Messrs. Faught and Furry and Ms. Moossaian are independent directors.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past 10 years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Reporting Compliance

General

Section 16(a) of the Exchange Act requires that executive officers and directors, and any persons who own more than 10 percent of a registered class of the Company’s equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission. Specific dates for such filings have been established by the SEC, and the Company is required to report in this proxy statement any failure to file reports in a timely manner in 2020.

Delinquent Section 16(a) Reports

The Company prepares these reports for it directors and executive officers who request it on the basis on information obtained from them and the Company’s records. The Company believes that applicable Section 16(a) filing requirements were met during 2020 by its directors and executive errors, except that due to inadvertent administrative errors, a Form 3 for each of Martin Galstyan, Joshua Keeler, Zareh Khachatoorian, and Linda Moossaian and a Form 4 for Zareh Khachatoorian were filed late.

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

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors, of which met four times in 2020. The Audit Committee met four times in 2020.

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

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisors as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

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

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that Frederick Furry, Paul Galvin, Linda Moossaian and Robert Faught are “independent directors” as defined in Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act. As such, all independent directors other than Ms. Moossaian serve on all three of our standing Board committees, with Frederick Furry as Chair of the Audit Committee, Paul Galvin as Chair of the Compensation Committee and Robert Faught as Chair of the Nominating and Corporate Governance Committee.

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

Item 11. Executive Compensation.

The following table summarizes compensation for the years ended December 31, 2020 and 2019 for all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (m)(2)(ii) of Item 402 of Regulation S-K but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year (each a “Named Executive Officer”).

Summary Compensation Table

Name and Position	Fiscal Year Ended December 31,	Salary ($)	All Other Compensation ($) (1)	Total ($)
Michael Panosian	2020	444,500	18,510	463,010
CEO (PEO)	2019	385,000	44,423	429,423

Martin Galstyan	2020	210,000	9,135	219,135
Interim CFO (2)	2019	-	-	-

Joshua Keeler	2020	353,125	13,702	366,827
VP of R&D	2019	285,000	32,884	317,884

Zareh Khachatoorian	2020	230,000	8,846	238,846
COO	2019	230,000	-	230,000

(1)	Vacation pay and other.
(2)	Martin Galstyan was appointed as Interim Chief Financial Officer of the Company on July 2, 2020.

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

Employment Agreement with Michael Panosian

We entered into an employment agreement with Mr. Panosian on January 3, 2017 that governs the terms of his employment with us as President and Chief Executive Officer. Under the terms of this agreement, Mr. Panosian received a “sign-on-bonus” of $50,000. The term of the agreement is for five years and Mr. Panosian is entitled to an annual base salary of $350,000 beginning on January 1, 2017 and increasing by 10% each year commencing on January 1, 2018. Mr. Panosian was also granted a stock option to purchase 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The employment agreement also entitles Mr. Panosian to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

Employment Agreement with Joshua Keeler

We entered into an employment agreement with Mr. Keeler on January 3, 2017 that governs the terms of his employment with us as Vice President of Research & Development. Under the terms of this agreement, Mr. Keeler received a “sign-on-bonus” of $35,000. The term of the agreement is for five years and Mr. Keeler is entitled to an annual base salary of $250,000 beginning on January 1, 2017 and increasing by 10% each year commencing on January 1, 2018. The employment Agreement also entitles Mr. Keeler to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

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

Each such officer is permitted Termination for “Good Reason” (as defined below) of such officer’s employment. In addition, each such officer may terminate his or her employment upon written notice to the Company 90 days prior to the effective date of such termination.

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

Under the employment agreements, “Good Reason” means any of the following that are undertaken without the officer’s express written consent: (i) the assignment to such officer of principal duties or responsibilities, or the substantial reduction of such officer’s duties and responsibilities, either of which is materially inconsistent with such officer’s position as President and Chief Executive Officer of the Company and Director of Design & Development, respectively; (ii) a material reduction by the Company in such officer’s annual base salary, except to the extent the salaries of other executive employees of the Company and any other controlled subsidiary of the Company are similarly reduced; (iii) such officer’s principal place of business is, without his consent, relocated by a distance of more than thirty (30) miles from the center of Glendale, California; or (iv) any material breach by the Company of any provision of this Agreement.

Involuntary Termination Other Than for Cause, Death or Disability or Voluntary Termination for Good Reason

Following a Change of Control. If, within twenty-four (24) months following a Change of Control, the officer’s employment is terminated involuntarily by the Company other than for Cause, death, or Disability or by such officer pursuant to a Voluntary Termination for Good Reason, and such officer executes and does not revoke a general release of claims against the Company and its affiliates in a form acceptable to the Company, then the Company shall provide such officer with, among other benefits, a lump sum payment in the amount equal to four times such officer’s then prevailing base salary in the case of Mr. Panosian and three times such officer’s then prevailing base salary in the case of Mr. Keeler, plus the officer’s target for the annual short term incentive portion of the corporate bonus program for such year as in effect immediately prior to such termination, in addition to any other earned but unpaid base salary or vacation pay due through the date of such termination, as well as a pro rata portion of the executive’s annual short term incentive portion of the corporate bonus program for such year (if any) and a pro rata portion of the executive’s long-term incentive portion of the corporate bonus program (if any).

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Panosian (PEO)	6,250	(1)	-	-	$200	7/5/2026
	16,472	(2)	3,528	-	$42.90	6/30/2023
Joshua Keeler	16,472	(3)	3,528	-	$42.90	6/30/2023
Zareh Khachatoorian	9,060	(4)	1,940	-	$39.00	6/30/2023

(1)	On January 3, 2017, the Company granted Michael Panosian an incentive stock option to purchase 125,000 shares of common stock for $10.00 per share under the Company’s 2016 Equity Incentive Plan. The option vested in 25% equal increments commencing on the first anniversary of the date of grant and expires on the fifth anniversary of date of grant. Due to the 1-for-2 and 1-for-10 reverse stock splits of the Company’s common stock on September 3, 2018 and April 15, 2020, respectively, the amount of shares issuable upon the exercise of the stock option was adjusted to 6,250 and the exercise price was adjusted to $200 per share.

(2)	On September 14, 2018, the Company granted Michael Panosian an incentive stock option to purchase 200,000 shares of common stock for $4.29 per share under the Company’s 2018 Equity Incentive Plan. The option vests in 25% equal increments commencing on the date of grant and on each anniversary thereafter. Due to the 1-for-10 reverse stock split of the Company’s common stock on April 15, 2020, the amount of shares issuable upon the stock option was adjusted to 20,000 and the exercise price was adjusted to $42.90 per share.

(3)	On September 14, 2018, the Company granted Joshua Keeler an incentive stock option to purchase 200,000 shares of common stock for $4.29 per share under the Company’s 2018 Equity Incentive Plan. The option vests in 25% equal increments commencing on the date of grant and on each anniversary thereafter. Due to the 1-for-10 reverse stock split of the Company’s common stock on April 15, 2020, the amount of shares issuable upon the stock option was adjusted to 20,000 and the exercise price was adjusted to $42.90 per share.

(4)	On September 14, 2018, the Company granted Zareh Khachatoorian an incentive stock option to purchase 110,000 shares of common stock for $3.90 per share under the Company’s 2018 Equity Incentive Plan. The option vests in 25% equal increments commencing on the date of grant and on each anniversary thereafter. Due to the 1-for-10 reverse stock split of the Company’s common stock on April 15, 2020, the amount of shares issuable upon the stock option was adjusted to 11,000 and the exercise price was adjusted to $39.00 per share.

The 2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors and approved by the shareholders on July 6, 2016. The awards per 2016 Plan may be granted through July 5, 2026 to the Company’s employees, consultants, directors, and non-employee directors provided such consultants, directors, and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The awards (“Awards”) issuable under the 2016 Plan consist of ISOs, non-qualified stock options (NQSOs and together with ISOs, the “Options”), restricted stock awards, stock bonus awards, stock appreciation rights (SARs), restricted stock units (RSUs) and performance awards. The 2016 Plan shall be administered by a committee of the Board (“Committee”) or the Board of Directors.

ISO’s may be granted only to employees. All other Awards may be granted to employees, consultants, directors and non-employee directors of the Company or any subsidiary of the Company; provided such consultants, Directors and Non-employee Directors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Options may be vested and exercisable within the times or upon the conditions as set forth in the Award agreement governing such Option; provided, however, that no Option will be exercisable after the expiration of 10 years from the date the Option is granted; and provided further that no ISO granted to a person who, at the time the ISO is granted, directly or by attribution owns more than 10 percent (10%) of the total combined voting power of all classes of stock of the Company or of any Parent or Subsidiary of the Company (“Ten Percent Stockholder”) will be exercisable after the expiration of five (5) years from the date the ISO is granted. The Committee or Board also may provide for Options to become exercisable at one time or from time to time, periodically or otherwise, in such number of shares or percentage of shares as the Committee or Board determines.

Pursuant to the 2016 Plan, the exercise price of an Option will be determined by the Committee or if there is no committee, the Board of Directors, when the Option granted; provided that: (i) the exercise price of an Option will be not less than 100% of the Fair Market Value of the shares on the date of grant and (ii) the exercise price of any ISO granted to a 10% stockholder will not be less than 110% of the Fair Market Value of the shares on the date of grant.

Under the 2016 Plan, the term “Fair Market Value” is defined, as of any date, the value of a share of the Company’s common stock determined as follows: (a) if such common stock is publicly traded and is then listed on a national securities exchange, the closing price on the date of determination on the principal national securities exchange on which the common stock is listed or admitted to trading as officially quoted in the composite tape of transactions on such exchange or such other source as the Committee deems reliable for the applicable date; (b) if such common stock is publicly traded but is neither listed nor admitted to trading on a national securities exchange, the average of the closing bid and asked prices on the date of determination as reported in The Wall Street Journal or such other source as the Committee deems reliable; (c) in the case of an Option or SAR grant made on the effective date, the price per share at which shares of the Company’s common stock are initially offered for sale to the public by the Company’s underwriters in the IPO of the Company’s common stock pursuant to a registration statement filed with the SEC under the Securities Act; or

If the number of outstanding shares of common stock is changed by a stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification or similar change in the capital structure of the Company, without consideration, then (a) the number of shares reserved for issuance and future grant under the 2016 Plan, (b) the exercise prices of and number of shares subject to outstanding Options and SARs, (c) the number of shares subject to other outstanding Awards, (d) the maximum number of shares that may be issued as ISO’s set forth in the 2016 Plan, (e) the maximum number of shares that may be issued to an individual or to a new employee in any one calendar year set forth in the 2016 Plan and (f) the number of shares that are granted as Awards to Non-employee Directors, shall be proportionately adjusted, subject to any required action by the Board or the stockholders of the Company and in compliance with applicable securities laws; provided that fractions of a share will not be issued.

The maximum number of shares of our common stock that may be issued under the 2016 Plan is 100,000 shares, which amount will be (a) reduced by Awards granted under the 2016 Plan, and (b) increased to the extent that Awards granted under the 2016 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). No employee will be eligible to receive more than 12,500 shares of common stock in any calendar year under the 2016 Plan pursuant to the grant of Awards.

The initial amount of shares of common stock authorized and reserved for issuance under the 2016 Plan was 12 million. The amount was subsequently reduced to 2 million due to the Company’s one-for-six reverse stock split on October 5, 2016, then to 1 million for the Company’s 1-for-2 reverse stock split on September 3, 2018 and then to 100,000 shares for the Company’s 1-for-10 reverse stock split on April 15, 2020.

Michael Panosian currently holds an ISO exercisable for 6,250 shares of common stock (as adjusted) at $200 per share and there are 93,750 shares of common stock authorized and reserved for issuance pursuant to Awards granted under the 2016 Plan.

The 2018 Equity Incentive Plan

On July 1, 2018, the Board of Directors and the stockholders of the Company approved and adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors.

The Awards issuable under the 2018 Plan consist of ISOs and NQSOs, restricted stock awards, stock bonus awards, SARs, restricted stock and RSUs, performance awards and other share-based awards. The Board may delegate all or a portion of the administration of the 2016 Plan to a Committee. The Board shall administer the 2018 Plan unless and until the Board delegates administration of the 2018 Plan to a Committee.

The initial amount of shares of common stock authorized and reserved for issuance under the 2018 Plan was 2 million. The amount was subsequently reduced to 1 million due to the Company’s 1-for-2 reverse stock split on September 3, 2018. On April 12, 2019, the Board and stockholders approved to increase the amount of shares to 20 million and then on February 14, 2020, to 35 million. The amount was later reduced to 3.as a result to the Company’s 1-for-10 reverse stock split on April 15, 2020.

The number of shares of common stock that may be issued under the 2018 Plan will be (a) reduced by Awards granted under the 2018 Plan, and (b) increased to the extent that Awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). Currently, no employee will be eligible to receive more than 350,000 shares of common stock (10% of authorized shares under the 2018 Plan) in any calendar year under the 2018 Plan pursuant to the grant of Awards.

If any shares of common stock subject to an Award are forfeited, an Award expires or otherwise terminates without issuance of shares of common stock, or an Award is settled for cash (in whole or in part) or otherwise does not result in the issuance of all or a portion of the Shares of common stock subject to such Award (including on payment in shares of common stock on exercise of a Stock Appreciation Right), such shares of common stock shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for issuance under the Plan.

In the event that (i) any Option or other Award granted is exercised through the tendering of shares of common stock (either actually or by attestation) or by the withholding of shares of common stock by the Company, or (ii) withholding tax liabilities arising from such Option or other Award are satisfied by the tendering of shares of common stock (either actually or by attestation) or by the withholding of shares of common stock by the Company, then the shares of common stock so tendered or withheld shall be available for issuance under the Plan.

The following provisions shall apply to Awards in the event of a Corporate Transaction unless otherwise provided in a written agreement between the Company or any affiliate and the holder of the Award or unless otherwise expressly provided by the Board at the time of grant of an Award:

●	In the event of a Corporate Transaction, any surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) may assume or continue any or all Awards outstanding under the 2018 Plan or may substitute similar stock awards for Awards outstanding under the 2018 Plan (including, but not limited to, Awards to acquire the same consideration paid to the stockholders of the Company pursuant to the Corporate Transaction), and any reacquisition or repurchase rights held by the Company in respect of common stock issued pursuant to Awards may be assigned by the Company to the successor of the Company (or the successor’s parent company, if any), in connection with such Corporate Transaction. A surviving corporation or acquiring corporation may choose to assume or continue only a portion of a stock Award or substitute a similar stock Award for only a portion of a stock Award. The terms of any assumption, continuation or substitution shall be set by the Board in accordance with the provisions of the 2018 Plan.

●	In the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue any or all outstanding Awards or substitute similar stock awards for such outstanding Awards, then with respect to Awards that have not been assumed, continued or substituted and that are held by participants whose continuous service has not terminated prior to the effective time of the Corporate Transaction (referred to as the “Current Participants”), the vesting of such Awards (and, if applicable, the time at which such stock awards may be exercised) shall (contingent upon the effectiveness of the Corporate Transaction) be accelerated in full to a date prior to the effective time of such Corporate Transaction as the Board shall determine (or, if the Board shall not determine such a date, to the date that is five days prior to the effective time of the Corporate Transaction), and such Awards shall terminate if not exercised (if applicable) at or prior to the effective time of the Corporate Transaction, and any reacquisition or repurchase rights held by the Company with respect to such Awards shall lapse (contingent upon the effectiveness of the Corporate Transaction). No vested Restricted Stock Unit Award shall terminate pursuant to this Section 11.3(b) without being settled by delivery of shares of common stock, their cash equivalent, any combination thereof, or in any other form of consideration, as determined by the Board, prior to the effective time of the Corporate Transaction.

●	In the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue any or all outstanding Awards or substitute similar stock awards for such outstanding Awards, then with respect to Awards that have not been assumed, continued or substituted and that are held by persons other than Current Participants, the vesting of such Awards (and, if applicable, the time at which such Award may be exercised) shall not be accelerated and such Awards (other than an Award consisting of vested and outstanding shares of common stock not subject to the Company’s right of repurchase) shall terminate if not exercised (if applicable) prior to the effective time of the Corporate Transaction; provided, however, that any reacquisition or repurchase rights held by the Company with respect to such Awards shall not terminate and may continue to be exercised notwithstanding the Corporate Transaction. No vested Restricted Stock Unit Award shall terminate pursuant to this Section 11.3(c) without being settled by delivery of shares of common stock, their cash equivalent, any combination thereof, or in any other form of consideration, as determined by the Board, prior to the effective time of the Corporate Transaction.

Notwithstanding the foregoing, in the event an Award will terminate if not exercised prior to the effective time of a Corporate Transaction, the Board may provide, in its sole discretion, that the holder of such Award may not exercise such Award but will receive a payment, in such form as may be determined by the Board, equal in value to the excess, if any, of (i) the value of the property the holder of the Award would have received upon the exercise of the Award immediately prior to the effective time of the Corporate Transaction, over (ii) any exercise price payable by such holder in connection with such exercise.

The term “Corporate Transaction” is defined in the 2018 Plan as the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

●	a sale or other disposition of all or substantially all, as determined by the Board in its sole discretion, of the consolidated assets of the Company and its Subsidiaries;

●	a sale or other disposition of at least 90 percent (90%) of the outstanding securities of the Company;

●	the consummation of a merger, consolidation or similar transaction following which the Company is not the surviving corporation; or

●	the consummation of a merger, consolidation or similar transaction following which the Company is the surviving corporation but the shares of common stock outstanding immediately preceding the merger, consolidation or similar transaction are converted or exchanged by virtue of the merger, consolidation or similar transaction into other property, whether in the form of securities, cash or otherwise.

Change in Control. An Award may be subject to additional acceleration of vesting and exercisability upon or after a Change in Control (as defined in the 2018 Plan) as may be provided in the agreement for such Award or as may be provided in any other written agreement between the Company or any Affiliate and the Participant. An Award may vest as to all or any portion of the shares subject to the Award (i) immediately upon the occurrence of a Change in Control, whether or not such Award is assumed, continued, or substituted by a surviving or acquiring entity in the Change in Control, or (ii) in the event a Participant’s Continuous Service is terminated, actually or constructively, within a designated period following the occurrence of a Change in Control. In the absence of such provisions, no such acceleration shall occur.

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

In addition, our Board of Directors may amend our Plans at any time. However, without shareholder approval, our Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under the Plans;
●	materially modify the requirements for eligibility for participation in the Plans;
●	materially increase the benefits to participants provided by the Plans; or
●	otherwise disqualify the Plans for an exemption under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under the Plans may not be impaired or affected by any amendment of the Plans, without the consent of the affected grantees.

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:		Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2016 Equity Incentive Plan (1):
Equity compensation plans approved by security holders	6,250		$200.00	93,750
Equity compensation plans not approved by security holders	0		0	0
Total	6,250		$200.00	93,750

2018 Equity Incentive Plan (2):
Equity compensation plans approved by security holders	51,000	(1)	$42.06	3,349,000	(3)
Equity compensation plans not approved by security holders	0		0	0
Total	51,000		$42.06	3,349,000	(3)

(1)	The initial amount of shares of common stock authorized and reserved for issuance under the 2016 Plan was 12 million. The amount was subsequently reduced to 2 million due to the Company’s one-for-six reverse stock split on October 5, 2016, then to 1 million for the Company’s 1-for-2 reverse stock split on September 3, 2018 and then to 100,000 shares for the Company’s 1-for-10 reverse stock split on April 15, 2020. Michael Panosian currently holds aa stock option exercisable for 6,250 shares of common stock (as adjusted) at $200 per share and there are 93,750 shares of common stock authorized and reserved for issuance pursuant to awards granted under the 2016 Plan.

(2)	The initial amount of shares of common stock authorized and reserved for issuance under the 2018 Plan was 2 million. The amount was subsequently reduced to 1 million due to the Company’s 1-for-2 reverse stock split on September 3, 2018. On April 12, 2019, the Board and stockholders approved to increase the amount of shares to 20 million and then on February 14, 2020, to 35 million. The amount was later reduced to 3.5 million as a result to the Company’s 1-for-10 reverse stock split on April 15, 2020.

(3)	Does not include 100,000 restricted stock awards granted to certain employees on September 14, 2018 under the 2018 Equity Incentive Plan.

Non-Employee Director Remuneration Policy

Our Board of Directors has adopted the following non-employee director remuneration policy:

Stock and Option Awards

Each of our non-employee directors may receive up to 50,000 options to purchase shares of common stock (which we refer to as the Annual Director Options) for each fiscal year. The Annual Director Options will be confirmed (together with the exercise price for such options) at the first meeting of our Board of Directors for each fiscal year and shall vest quarterly in arrears. Annual Director Options shall have 10 year term and shall be issued under the 2016 and 2018 Plans.

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

Director Compensation

As of December 31, 2020

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Paul Galvin (1)	37,500	-	-	-	-	37,500
Robert Faught	50,000	-	-	-	-	50,000
Frederick Fury	50,000	-	-	-	-	50,000
Linda Moossaian	50,000	-	-	-	-	50,000

(1)	Mr. Galvin resigned from the Board of Directors on December 4, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding beneficial ownership of our equity interests as of March 26, 2021, by:

●	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of any class of our voting securities;

●	our Named Executive Officers (“NEOs”);

●	each of our directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and, thus, represents voting or investment power with respect to our securities as of March 25, 2021. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 26, 2021 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the persons below is c/o ToughBuilt Industries, Inc., 25371 Commercentre Drive, Suite 200, Lake Forest, CA 92630. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class
Named Executive Officers and Directors
Michael Panosian —CEO, President and Chair of the Board	203,381	(2)	*
Martin Galstyan —Interim CFO	0		-
Joshua Keeler —VP of R&D	79,793	(3)	*
Zareh Khachatoorian —COO	14,950	(4)	*
Robert Faught —Director	0		-
Frederick D. Furry —Director	0		-
Linda Moossaian —Director	0		-
All Officers and Directors as a group (7 persons)	252,974		*

5% or More Stockholders
None

*Less than 1%

(1)	Percentages based on 81,008,101 shares of common stock issued and outstanding as of March 26, 2021 plus shares of common stock the person has the right to acquire within 60 days thereafter.

(2)	Includes 21,250 shares of common stock issuable upon vested options.

(3)	Includes 15,000 shares of common stock issuable upon vested options.

(4)	Includes 9,350 shares of common stock issuable upon vested options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related party transactions.” For purposes of our policy only, a “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us as an employee or director are not considered related-person transactions under this policy. A related party is any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Our Interim Chief Financial Officer, Martin Galstyan, must present information regarding a proposed related party transaction to our Board of Directors. Under the policy, where a transaction has been identified as a related party transaction, Ms. Kahn must present information regarding the proposed related party transaction to our Nominating and Corporate Governance Committee, once the same is established, for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related party transactions, our Nominating and Corporate Governance Committee will take into account the relevant available facts and circumstances including, but not limited to:

●	whether the transaction was undertaken in the ordinary course of our business;
●	whether the related party transaction was initiated by us or the related party;
●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third-party;
●	the purpose of, and the potential benefits to us from the related party transaction;
●	the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party;
●	the related party’s interest in the related party transaction, and
●	any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.

The Nominating and Corporate Governance Committee shall then make a recommendation to the Board, which will determine whether or not to approve of the related party transaction, and if so, upon what terms and conditions. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

There have been no related party transactions during the last two fiscal years.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or Compensation Committee of any other entity that has one or more of its executive officers serving as a member of our Board.

Item 14. Principal Accountant Fees and Services.

During the year ended December 31, 2020 and 2019, we engaged Marcum as our independent registered accounting firm. For the years ended December 31, 2020 and 2019, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2020	2019
Audit Fees	$145,760	$148,320
Audit-Related Fees (1)	$144,930	$44,805
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$290,690	$193,125

(1)	Fees incurred in conjunction with consents for various registration statements filed during years.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: The following Financial Statements and Supplementary Data of ToughBuilt and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

	●	Balance Sheet (Audited) at December 31, 2020 and 2019;
	●	Statements of Operations (Audited) for the years ended December 31, 2020 and 2019;
	●	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019;
	●	Statements of Cash Flows (Audited) for the years ended December 31, 2020 and 2019; and
	●	Notes to Audited Financial Statements.

2.	Exhibits:

Exhibit No.:	Description of Exhibit:	Previously Filed and Incorporated by Reference herein:	Date Filed:
1.1	At The Market Offering Agreement, dated December 7, 2020, between ToughBuilt Industries, Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to Registration Statement on Form S-3 (File No. 333-251185)	December 7, 2020
1.2	At The Market Offering Agreement, dated February 1, 2021, between ToughBuilt Industries, Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to Registration Statement on Form S-3 (File No: 333-252630)	February 2, 2021
3.1	Articles of Incorporation, dated April 9, 2012	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.2	Certificate of Amendment, dated December 29, 2015	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.3	Certificate of Change Pursuant to NRS 78.209, dated October 5, 2016	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.4	Certificate of Change Pursuant to NRS 78.209, dated September 13, 2018	Exhibit 3.4 to Registration Statement on Form S-1/A	September 19, 2018

Exhibit No.:	Description of Exhibit:	Previously Filed and Incorporated by Reference herein:	Date Filed:
3.1.5	Certificate of Designations of Series B Convertible Preferred Stock, dated October 5, 2016	Exhibit 3.3 to Registration Statement on Form S-1	July 9, 2018
3.1.6	Certificate of Amendment to the Certificate of Incorporation, dated January 17, 2020	Exhibit 3.1 to Form 8-K	January 17, 2020
3.2	Amended and Restated Bylaws	Exhibit 3.2 to Registration Statement on Form S-1	July 9, 2018
4.1	Description of registrant’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	*
4.2	Warrant, dated November 20, 2020, issued by ToughBuilt Industries, Inc. to the Investor	Exhibit 4.1. to Form 8-K	November 23, 2020
10.1#	Exchange Agreement, dated November 20, 2020, between ToughBuilt Industries, Inc. and the Investor	Exhibit 10.1. to Form 8-K	November 23, 2020
10.2#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Michael Panosian	Exhibit 10.3 to Form S-1	September 7, 2018
10.3#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Zareh Khachatoorian	Exhibit 10.4 to Form S-1	September 7, 2018
10.4#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Josh Keeler	Exhibit 10.6 to Form S-1	September 7, 2018
14.1	Code of Ethics	Exhibit 14.1 to Form S-1	September 7, 2018
23.1	Consent of Marcum LLP	*
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

Exhibit No.:	Description of Exhibit:	Previously Filed and Incorporated by Reference herein:	Date Filed:
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
99.1	Audit Committee Charter	Exhibit 99.1 to Form S-1	September 7, 2018
99.2	Compensation Committee Charter	Exhibit 99.2 to Form S-1	September 7, 2018
99.3	Nominating and Corporate Governance Committee Charter	Exhibit 99.3 to Form S-1	September 7, 2018
99.4	Whistleblower Policy	Exhibit 99.4 to Form S-1	September 7, 2018
101	Interactive Data Files	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Schema Document	*
101.CAL	XBRL Calculation Linkbase Document	*
101.DEF	XBRL Definition Linkbase Document	*
101.LAB	XBRL Label Linkbase Document	*
101.PRE	XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File

# Management contract or compensatory plan.

*Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUGHBUILT INDUSTRIES, INC.

Dated: March 26, 2021	/s/ Michael Panosian
Michael Panosian
Chair and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Panosian	Chair and Chief Executive Officer (Principal Executive Officer)	March 26, 2021
Michael Panosian

/s/ Martin Galstyan	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2021
Martin Galstyan

/s/ Robert Faught	Director	March 26, 2021
Robert Faught

/s/ Frederick D. Furry	Director	March 26, 2021
Frederick D. Furry

/s/ Linda Moossaian	Director	March 26, 2021
Linda Moossaian

