Form 10-Q
period 2021-03-31
Toughbuilt Industries, Inc
filed 2021-05-17
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, the registrant had 81,605,285 shares of common stock, $0.0001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020

Assets
Current Assets
Cash	$32,497,932	$2,194,850
Accounts receivable	14,264,124	10,537,395
Factor receivables, net	1,040,820	807,648
Inventory	11,668,191	8,915,345
Prepaid assets	1,365,842	1,003,774
Subscription receivable	-	837,025
Total Current Assets	60,836,909	24,296,037

Property and equipment, net	4,156,859	3,066,924
Other assets	368,958	127,733
Total Assets	$65,362,726	$27,490,694

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,130,680	$6,955,218
Accrued expenses	649,327	598,473
Factor loan payable	536,858	590,950
Total Current Liabilities	7,316,865	8,144,641
Total Liabilities	7,316,865	8,144,641

Commitments and Contingencies (Note 5)

Shareholders’ Equity
Series C Preferred Stock, $0.0001 par value, 5,000,000 authorized, 0 issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 0 issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	-	-
Series E Preferred Stock, $0.0001 par value, 15 shares authorized, 9 and 0 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 81,605,285 and 43,918,831 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8,161	4,392
Additional paid-in capital	124,853,351	80,103,653
Accumulated deficit	(66,815,651)	(60,761,992)
Total Shareholders’ Equity	58,045,861	19,346,053
Total Liabilities and Shareholders’ Equity	$65,362,726	$27,490,694

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenues, net of allowances
Metal goods	$4,345,197	$2,082,780
Soft goods	7,937,058	1,826,732
Total revenues, net of allowances	12,282,255	3,909,512

Cost of Goods Sold
Metal goods	3,328,000	1,360,513
Soft goods	5,491,127	1,027,230
Total cost of goods sold	8,819,127	2,387,743

Gross profit	3,463,128	1,521,769

Operating expenses:
Selling, general and administrative expenses	7,949,783	4,503,825
Research and development	1,406,385	524,166
Total operating expenses	9,356,168	5,027,991

Loss from operations	(5,893,040)	(3,506,222)

Other expense
Interest expense	(160,619)	(248,437)

Net loss	$(6,053,659)	$(3,754,659)

Redemption of Series D Preferred Stock deemed dividend	-	(1,295,294)

Net loss attributable to common stockholders	$(6,053,659)	$(5,049,953)

Basic and diluted net loss per share attributed to common stockholders	$(0.09)	$(0.43)
Basic and diluted net loss per common share
Basic and diluted weighted average common shares outstanding	67,593,607	8,679,959

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020

(UNAUDITED)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - January 1, 2020	1,268	$-	5,775	$4,816,485	-	-	3,300,015	$330	$41,823,048	$(43,413,370)	$3,226,493
Redemption of Series D Preferred Stock	-	-	(2,212)	(1,844,860)			-	-	(1,295,294)	-	(3,140,154)
Issuance of common stock upon Series C preferred conversion	(1,268)	-		-			126,800	13	(13)	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-			200,000	20	(186,171)	-	(186,151)
Issuance of common stock and warrants, net of issuance costs	-	-	-	-			4,945,000	495	9,388,245	-	9,388,740
Issuance of common stock upon exercise of warrants	-	-	-	-			2,407,953	241	(241)	-	-
Stock based compensation expense	-	-	-	-					96,490		96,490
Net loss										(3,754,659)	(3,754,659)
Balance - March 31, 2020	-	$-	3,563	$2,971,625	-	$-	10,979,768	$1,099	$49,826,064	$(47,168,029)	$5,630,759

January 1, 2021	-	$-	-	-	-	-	43,918,831	$4,392	$80,103,653	$(60,761,992)	$19,346,053
Issuance of common stock upon conversion of warrants	-	-	-	-			5,408,540	541	5,407,999	-	5,408,540
Issuance of common stock for services	-	-	-	-			150,000	15	188,985	-	189,000
Issuance of common stock	-	-	-	-		-	32,127,914	3,213	39,071,177	-	39,074,390
Issuance of preferred stock					9
Stock based compensation expense	-	-	-	-			-	-	81,537	-	81,537
Net loss	-	-	-	-			-	-	-	(6,053,659)	(6,053,659)
Balance - March 31, 2021	-	$-	-	$-	9	$-	81,605,285	$8,161	$124,853,351	$(66,815,651)	$58,045,861

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,053,659)	$(3,754,659)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	296,016	84,924
Amortization of debt discount and debt issuance cost	-	232,148
Stock-based compensation expense	81,537	96,490
Amortization of capitalized contract costs	213,353	-
Common stock issued for services	189,000	-
Changes in operating assets and liabilities
Accounts receivable, net	(3,726,729)	333,379
Factor receivables, net	(233,172)	(807,236)
Inventory	(2,752,846)	382,397
Prepaid assets	(575,421)	54,484
Other assets	(241,225)	(5,000)
Accounts payable	(1,242,183)	(748,131)
Accrued expenses	50,854	95,918
Net cash used in operating activities	(13,994,475)	(4,035,286)

Cash flows from investing activities:
Purchases of property and equipment	(968,306)	(158,862)
Net cash used in investing activities	(968,306)	(158,862)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net of costs	-	9,388,740
Proceeds from exercise of warrants	5,408,540	-
Proceeds from issuance of stock, net of costs	39,911,415	-
Proceeds from factor loan payable	-	598,160
Repayments of factor loan payable	(54,092)	-
Repayments of Series D Preferred Stock	-	(3,140,154)
Net cash provided by financing activities	45,265,863	6,846,746

Net increase in cash	30,303,082	2,652,598
Cash, beginning of period	2,194,850	25,063
Cash, end of period	$32,497,932	$2,677,661

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$-	$241
Conversion of Series C Preferred Stock to common stock	$-	$13
Conversion of convertible notes payable to common stock	$-	$186,151
Purchases of property and equipment in accounts payable	$417,645	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021 and 2020

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed consolidated financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 should be read in conjunction with the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities Exchange Commission (“SEC”) on March 26, 2021 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

On April 15, 2020, the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each ten shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock. All share and per share numbers in the unaudited condensed consolidated financial statements and notes below have been revised retroactively to reflect the Reverse Split.

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

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14,962,139 million shares of the Company’s common stock.

On February 2, 2021, the Company terminated the First S-3 and filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second S-3”) containing a base prospectus covering the offering, issuance and sale by the Company of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second S-3 was declared effective by the SEC on February 8, 2021. The Company terminated the First S-3 simultaneously with the filing of the Second S-3. As of the termination of the First S-3, the Company had sold $19,763,121 through the sale of 18,616,339 shares of common stock.

During February to March 2021, the Company has raised approximately $22,800,000 through the sale of 17,165,775 shares of the Company’s common stock in connection with the Second ATM Agreement.

As of March 31, 2021, the Company has sold an aggregate of 35,782,113 shares of common stock under the First S-3 and Second S-3 for gross proceeds of $42,563,121.

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

Liquidity

As of March 31, 2021, the Company’s principal sources of liquidity consisted of approximately $32.5 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2021 and 2020; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Toughbuilt Industries UK Limited. All intercompany balances and transaction are eliminated.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts and factored receivables, valuation of long-lived assets, accrued liabilities, notes payable and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at March 31, 2021 and December 31, 2020.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At March 31, 2021 and December 31, 2020, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Factor loan payable”, on its balance sheet. The Company recorded a sales discount of $13,000 at March 31, 2021 and December 31, 2020.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At March 31, 2021 and 2020, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended March 30, 2021 and 2020, respectively.

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

The Company had no instruments requiring such valuation as of March 31, 2021 and December 31, 2020.

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

The Company adopted FASB ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes,” as of January 1, 2021. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this guidance did not have a material impact on its financial statements.

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

	Three Months Ended March 31,
	2021	2020
Net loss computation of basic and diluted net loss per common share:
Net loss	$(6,053,659)	$(3,754,659)
Less: Redemption of Series D Preferred Stock deemed dividend	-	(1,295,294)
Net loss attributable to common stockholders	$(6,053,659)	$(5,049,953)

Basic and diluted net loss per share:
Basic net loss per common share	$(0.09)	$(0.43)

Basic weighted average common shares outstanding	67,593,607	8,679,959
Diluted net loss per common share	$(0.09)	$(0.43)

Diluted weighted average common shares outstanding	67,593,607	8,679,959

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of March 31, (in common equivalent shares):

	2021	2020
Preferred shares	-	356,300
Warrants	16,516,562	1,274,102
Series A & B Notes	-	535,105
Options and restricted stock units	203,135	112,500
Total anti-dilutive weighted average shares	16,719,697	2,278,007

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (“Topic 326”)”. The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance to determine its impact it may have on its financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which clarifies and reduced diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified modification or exchange. ASU 2021-04 is effective for annual periods beginning after December 15, 2021, including interim periods within those annual reporting periods. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at March 31, 2021 and December 31, 2020 have been treated as a loan payable to third party in the accompanying balance sheets, and total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000 as of March 31, 2021 and December 31, 2020, were $1,040,820 and $807,648, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2021	December 31, 2020
Furniture	$316,969	$183,672
Computers	690,238	586,749
Production equipment	272,182	182,446
Automobile and transportation	412,509	635,542
Tooling and molds	2,748,606	1,989,366
Application development	-	93,435
Website design	544,569	507,088
Leasehold Improvements	42,249	42,249
Office Construction	35,741	-
Development	543,435	-
	5,606,498	4,220,547
Less: accumulated depreciation	(1,449,639)	(1,153,623)
Property and Equipment, net	$4,156,859	$3,066,924

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$296,016	$84,924

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

Future minimum lease and other commitments of the Company are as follows:

For the years ending December 31,	Building leases
2021 (remaining)	$377,813
2022	343,821
2023	341,653
2024	358,085
Thereafter	89,521
$1,510,893

The Company recorded rent expense of $216,550 and $206,088 for the three months ended March 31, 2021 and 2020, respectively. The Company recorded a slotting expense of $83,334 and $83,334 for the three months ended March 31, 2021 and 2020, respectively.

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

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court’s order denying ToughBuiltToughBuilt’s motion for relief from the default judgment and directing the trial court to grant ToughBuiltToughBuilt’s motion for relief, including allowing ToughBuilt to file an Answer and contest Minassian’s claims.

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

The Company’s submission of its case brief outlining its claims and defense in full was due on December 11, 2020. Design 1st’s submission was due on January 9, 2021. The parties have the option to take depositions after January 9, 2021. The arbitration hearing occurred in April 2021, and the Company is currently awaiting the resolution.

Design 1st is seeking $169,094 based on a claim for breach of contract for failure to pay, and the Company seeks $394,956 on its counter claim for breach of contract and fraud. The subject contract also contains an attorney’s fees clause providing that the prevailing party is entitled to recover attorney’s fees and costs, the precise amount of which will not be known until the prevailing party submits its attorney’s fees and costs during or following trial.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

At March 31, 2021 and December 31, 2020, the Company had 200,000,000 and 200,000,000 shares of common stock authorized, respectively, and 5,000,000 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. In addition, as of March 31, 2021, the Company had 5,775 shares of Series D preferred stock, authorized, with a par value of $1,000 per share. and 15 shares of Series E Preferred Stock, par value $0.0010 per share, authorized.

Common Stock and Preferred Stock

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

During 2020, 1,268 shares of Series C Preferred Stock converted into 126,800 shares of the Company’s common stock and 3,563 shares of Series D Preferred Stock converted into 3,141,426 shares of the Company’s common stock.

During 2020, $3,200,000 principal amount of Notes was converted into the Company’s common stock.

During 2020, the Company granted 360,000 shares of common stock to consultants in consideration for services rendered.

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14,962,139 million shares of the Company’s common stock.

On February 2, 2021, the Company filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second S-3”) containing a base prospectus covering the offering, issuance and sale by us of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second S-3 was declared effective by the SEC on February 8, 2021.

During February to March 2021, the Company has raised approximately $22,800,000 through the sale of 17,165,775 shares of the Company’s common stock in connection with the Second ATM Agreement.

As of March 31, 2021, the Company has the ability to raise approximately $76,400,000 under the Second ATM Agreement.

As of March 31, 2021, the Company has sold an aggregate of 35,782,113 shares of common stock under the First S-3 and Second S-3 for gross proceeds of $42,563,121.

On March 26, 2021, the Company filed with the Nevada Secretary of State a certificate of designation therein establishing the Series E Preferred Stock consisting of fifteen (15) shares, and the Company issued nine (9) shares of such preferred stock to an institutional investor pursuant to an exchange agreement, dated November 20, 2020, between the Company and the investor.

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

As of March 31, 2021, all placement agent warrants, issued prior to the August 19, 2019 financing had been exercised, and the 20,000 warrants issued in the August 19, 2019 financing are the only placement agent warrants which remain outstanding, which have an exercise price of $10.

As of March 31, 2021 and December 31, 2020, 20,000 warrants and 20,000 warrants, respectively, have been issued to the placement agents and are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the three months ended March 31, 2021. Class B Warrants have an exercise price of $120.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of March 31, 2021 and December 31, 2020, the Company had 26,550 Class B Warrants issued and outstanding.

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

As of March 31, 2021 and December 31, 2020, the Company had 519,001 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock).In the June 2, 2020 public offering, the Company sold 20.7 million warrants (each exercisable into 1 share of common stock for a total of 20.7 million shares of common stock.) Each warrant expires on the fifth anniversary of the original issuance date. During 2021, 5,408,540 warrants were converted to common stock.

As of March 31, 2021, the Company had 15,371,574 2020 Offering Warrants issued and outstanding.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 12,500 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $100.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $28,154 for the three months ended March 31, 2020. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.060 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of March 31, 2021, there was no unrecognized compensation expense.

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

The Company recorded compensation expense of $81,537 and $68,336 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the unrecognized compensation expense was $295,779 which will be recognized as compensation expense over 1.78 years.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

During 2020, the Company incurred costs to obtain a contract. Such costs amounted to $853,412. The Company expects to recover those costs through future revenue during the period of the contract. The Company is amortizing these costs over one year which is the stated term of the contract. As of March 31, 2021, the remaining capitalized contract costs amounted to $425,706.

The Company’s reserve for sales returns and allowances amounted to $13,000 as of March 31, 2021 and December 31, 2020.

NOTE 8: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the quarters ended March 31, 2021 and 2020, respectively, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company.

Concentration of Customers

For the three months ended March 31, 2021 and 2020, respectively, the Company had the following concentrations of customers:

	Percentage of revenues for the Three Months Ended		Percentage of accounts receivables as of
	March 31,		March 31,
	2021	2020	2021	2020
Customer 1	37%	0%	60%	0%
Customer 2	17%	26%	6%	9%
Customer 3	10%	21%	7%	36%
Customer 4	8%	18%	9%	17%
Customer 5	6%	5%	7%	15%

Concentration of Suppliers

For the three months ended March 31, 2021 and 2020, respectively, the Company had the following concentrations of suppliers:

	Percentage of purchases for the		Percentage of accounts
	Three Months Ended		payable as of
	March 31,		March 31,
	2021	2020	2021	2020
Supplier 1	51%	11%	8%	29%
Supplier 2	24%	0%	0%	14%
Supplier 3	11%	21%	16%	6%
Supplier 4	10%	10%	8%	6%
Supplier 5	0%	22%	16%	0%
Supplier 6	0%	16%	12%	0%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2021 and 2020. The Company’s bank balances exceeded FDIC insured amounts at times during the three months ended March 31, 2021 and 2020. The Company’s bank balance exceeded the FDIC insured amounts as of March 31, 2021 by approximately $32.2 million.

Geographic Concentration

For the three months ended March 31, 2021 and 2020, respectively, the Company had the following geographic concentrations:

	Percentage of revenues for the		Percentage of accounts
	Three Months Ended		receivable as of
	March 31,		March 31,
	2021	2020	2021	2020
Australia	0%	3%	0%	4%
Canada	4%	11%	4%	11%
Europe	3%	7%	3%	7%
USA	92%	81%	92%	80%
Other	1%	-2%	1%	-2%

NOTE 9: SENIOR SECURED CONVERTIBLE NOTES

On August 19, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it sold $11.5 million aggregate principal amount of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The first note (the “Series A Note”) has a face amount of $6.72 million for which the investor paid $5 million in cash. The second note (the “Series B Note” and with the Series A Note, collectively referred to as the “Notes”) has a principal amount of $4.78 million for which the investor paid $4.78 million in the form of a full recourse promissory note issued by the investor to the Company (the “Investor Note”) secured by $4.78 million in cash or cash equivalents of the investor (i.e.an original issue discount of approximately 15% to the face amount of the Series B Note). No portion of the Series B Note may be converted into shares of our common stock (the “Common Stock”) until the corresponding portion of the Investor Note has been prepaid to the Company in cash, at which point in time such portion of the Series B Note shall be deemed “unrestricted”. The Investor Note is subject to optional prepayment at any time at the option of the investor and mandatory prepayment, at the Company’s option, subject to certain equity conditions, at any time 45 Trading Days after the effectiveness of a resale registration statement (or otherwise the applicability of Rule 144 promulgated under the Securities Act of 1933, as amended). Notwithstanding the foregoing, the Company may not effect a mandatory prepayment if the shares underlying the Series A Note and the portion of the Series B Note that has become unrestricted exceeds 35% of the market capitalization of the Company.

During 2020, the Company received $3,000,000 in connection with the Investor Note.

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

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 17, 2021, the date which the condensed consolidated financial statements were issued noting that there were no events or transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2020. All common share and per common share numbers have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on April 15, 2020.

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

Results of Operations

The three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Revenues

Revenues for the three months ended March 31, 2021 and 2020 were $12,282,255 and $3,909,512, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2021 over 2020 by $8,372,743, or 214.16%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, introduction and sale of new soft goods products to our customers, as well as new contracts entered into during the end of 2020.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2021 and 2020 was $8,819,127 and $2,387,743, respectively. Cost of goods sold increased in 2021 over 2020 by $6,431,384 or 269.3%, primarily due to our increased sales as well as increases in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2021 was 71.8% as compared to cost of goods sold as a percentage of revenues in 2020 of 61.1%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended March 31, 2021 and 2020 were $7,949,783 and $4,503,825, respectively. SG&A Expenses increased in 2021 over 2020 by $3,445,958 or 76.5%, primarily due to hiring additional employees and engaging independent contractors and consultants to grow our existing business and continue our expansion. In addition, legal expenses were $409,664 and $82,184 for the three months ended March 31, 2021 and 2020, respectively. SG&A Expense for the quarter ended March 31, 2021 as a percentage of revenues was 64.7% compared to 115.2% for the quarter ended March 31, 2020. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended March 31, 2021 and 2020 were $1,406,385 and $524,166, respectively. R&D costs increased by $882,219, or 168%, primarily due to additional costs on new tools for the construction industry being incurred. We expect R&D costs to continue to stay relatively constant to 2020 amounts as the Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the three months ended March 31, 2021 and 2020, respectively, consisted of interest expense. The Company recorded interest expense for the three months ended March 31, 2021 of $160,619 and for the three months ended March 31, 2020 of $248,437.

Net Loss

Due to factors set forth above, we recorded net loss of $6,053,659 for the three months ended March 31, 2021 as compared to a net loss of $3,754,659 for the three months ended March 31, 2020.

Liquidity and Capital Resources

We had approximately $32.5 million in cash at March 31, 2021, compared to $2.2 million at December 31, 2020.

Since our inception, we have financed our operations through the sale of equities and debt securities. Since our 2018 initial public offering, we have had several subsequent financings which have enabled us to fund operations. On February 24, 2020, we closed on the public offering of 0.445 million shares of our common stock, for gross proceeds of $912,250 based upon the overallotment option arising from the closing of our January 28, 2020 public offering. In our January 28, 2020 public offering, we sold 4.5 million shares of our common stock and 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock) from which it received gross proceeds of $9,472,250 [8-K]. On June 12, 2020, we closed on the public offering of 1.7 million shares of our common stock, for gross proceeds of $1,683,000 based upon the overallotment option arising from the closing of its June 2, 2020 public offering. In our June 2, 2020 public offering, we sold 19 million shares of our common stock and 20.7 million warrants from which it received gross proceeds of $19,017,000.

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14,962,139 million shares of the Company’s common stock.

On February 2, 2021, the Company terminated the First S-3 and filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second S-3”) containing a base prospectus covering the offering, issuance and sale by the Company of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second S-3 was declared effective by the SEC on February 8, 2021. The Company terminated the First S-3 simultaneously with the filing of the Second S-3. As of the termination of the First S-3, the Company had sold $19,763,121 through the sale of 18,616,339 shares of common stock.

During February to March 2021, the Company has raised approximately $22,800,000 through the sale of 17,165,775 shares of the Company’s common stock in connection with the Second ATM Agreement.

As of March 31, 2021, the Company has sold an aggregate of 35,782,113 shares of common stock under the First S-3 and Second S-3 for gross proceeds of $42,563,121.

As of March 31, 2021, the Company’s principal sources of liquidity consisted of approximately $32.5 million of cash and future cash generated from operations and public offering of common stock under the First S-3 and Second S-3. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for twelve months from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offerings, as well as its customer base, to increase its revenues. The Company cannot give any assurances that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Cash Flows

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(13,994,475)	$(4,035,286)
Net cash used in investing activities	(968,306)	(158,862)
Net cash provided by financing activities	45,265,863	6,846,746
Net increase in cash during period	$30,303,082	$2,652,598

Net Cash Used in Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2021 was $13,994,475, attributable to a net loss of $6,053,659, offset by depreciation expense of $296,016, amortization of capitalized contract costs of $213,353, stock-based compensation expense of $81,537, common stock issued for services of $189,000 and net decrease in operating assets of $8,720,722. Net cash flows used in operating activities for the three months ended March 31, 2020 was $4,035,286, attributable to net loss of $3,754,659, offset by depreciation expense of $84,924, amortization of debt issuance cost of $232,148, stock-based compensation expense of $96,490, and net decrease in operating assets of $694,189.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $968,306 attributed to the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2020 was $158,862.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $45,265,863, primarily attributable to the net cash proceeds of $5,408,540 received from exercise of warrants, cash proceeds of $39,911,415 received from issuance of common stock under the First S-3 and Second S-3, and repayments of $54,092 from loans payable to factor. Net cash provided by financing activities for the three months ended March 31, 2020 was $6,846,746, primarily attributable to proceeds from its January and February 2020 offering of common stock and warrants.

Net Increase in Cash During Period

As a result of the activities described above, we recorded a net increase in cash of $30,303,082 and $2,652,598 for the three months ended March 31, 2021 and 2020, respectively.

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

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended March 31, 2021 and 2020, included with this quarterly report.

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

As of March 31, 2021, we did not maintain effective controls over the control environment, including our internal control over financial reporting.

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

These control deficiencies resulted in several immaterial misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2021.

During the the three months ended March 31, 2021, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court’s order denying ToughBuiltToughBuilt’s motion for relief from the default judgment and directing the trial court to grant ToughBuiltToughBuilt’s motion for relief, including allowing ToughBuilt to file an Answer and contest Minassian’s claims.

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

Design 1st v. ToughBuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1st filed a Demand for Arbitration against ToughBuiltthe Company seeking $169,094.35 in damages, plus attorney’s fees and costs. Claimant contends the Company breached a written contract by failing to pay for design services. ‘The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956.07 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing. An arbitration hearing has not yet been scheduled by the arbitrator, Grant Kim, and discovery has not yet commenced. The Company intends to vigorously defend the Demand for Arbitration. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation. The arbitration hearing occurred in April 2021, and the Company is currently awaiting the resolution.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2021 the Company did not conduct any sales of unregistered securities, including sales of reacquired securities, new issues, securities issued in exchange for property, services or other securities and new securities resulting from modification of outstanding securities.

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

TOUGHBUILT INDUSTRIES, INC.

Date: May 17, 2021	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Chief Financial Officer
(Principal Financial Officer)

