Form 10-Q
period 2021-06-30
Toughbuilt Industries, Inc
filed 2021-08-16
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2021, the registrant had 129,300,090 shares of common stock, $0.0001 par value per share outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

	CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)	5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II.	OTHER INFORMATION	30

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	31

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4.	MINE SAFETY DISCLOSURES	31

ITEM 5.	OTHER INFORMATION	31

ITEM 6.	EXHIBITS	32

	SIGNATURES	33

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(UNAUDITED)
Assets
Current Assets
Cash	$20,225,935	$2,194,850
Accounts receivable	13,053,918	10,537,395
Factor receivables, net	-	807,648
Inventory	18,579,178	8,915,345
Prepaid assets	1,790,663	1,003,774
Subscription receivable	-	837,025
Total Current Assets	53,649,694	24,296,037
Other Assets
Property and equipment, net	6,511,025	3,066,924
Other assets	314,582	127,733
Total Assets	$60,475,301	$27,490,694

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$9,009,282	$6,955,218
Accrued expenses	761,045	598,473
Factor loan payable	-	590,950
Total Current Liabilities	9,770,327	8,144,641
Total Liabilities	9,770,327	8,144,641

Commitment and Contingencies

Shareholders’ Equity
Series C Preferred Stock, $0.0001 par value, 4,268 authorized, 0 issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 0 and 5,775 issued, and outstanding at June 30, 2021 and December 31, 2020, respectively.	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 9 and 0 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 81,605,285 and 43,918,831 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8,161	4,392
Additional paid-in capital	124,934,890	80,103,653
Accumulated deficit	(74,238,077)	(60,761,992)
Total Shareholders’ Equity	50,704,974	19,346,053
Total Liabilities and Shareholders’ Equity	$60,475,301	$27,490,694

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net of allowances
Metal goods	$5,707,154	$3,374,066	$10,052,351	$5,456,846
Soft goods	10,146,214	3,465,580	18,083,270	5,292,312
Total revenues, net of allowances	15,853,368	6,839,646	28,135,621	10,749,158

Cost of Goods Sold
Metal goods	4,391,373	2,385,641	7,720,868	3,812,866
Soft goods	8,108,719	2,072,060	13,598,351	3,150,448
Total cost of goods sold	12,500,092	4,457,701	21,319,219	6,963,314

Gross profit	3,353,276	2,381,945	6,816,402	3,785,844

Operating expenses:
Selling, general and administrative expenses	9,242,946	4,137,943	17,192,727	8,523,897
Research and development	1,429,819	422,072	2,836,204	946,239
Total operating expenses	10,672,765	4,560,015	20,028,931	9,470,136

Loss from operations	(7,319,489)	(2,178,070)	(13,212,529)	(5,684,292)

Other income (expense)
Interest expense	(102,937)	(341,088)	(263,556)	(589,525)
Total other income (expense)	(102,937)	(341,088)	(263,556)	(589,525)

Net loss	$(7,422,426)	$(2,519,158)	$(13,476,085)	$(6,273,817)

Redemption of Series D Preferred Stock deemed dividend	-	-	-	(1,295,294)

Net loss attributable to common stockholders	$(7,422,426)	$(2,519,158)	$(13,476,085)	$(7,569,111)

Basic and diluted net loss per share attributed to common stockholders
Basic net loss per common share	$(0.09)	$(0.11)	$(0.18)	$(0.49)

Basic and diluted weighted average common shares outstanding	81,605,285	22,209,152	74,638,153	15,440,558

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 and 2020

(UNAUDITED)

	Series C		Series D		Series E
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	1,268	$-	5,775	$4,816,485	-		3,300,015	$330	$41,823,048	$(43,413,370)	$3,226,493
Redemption of Series D Preferred Stock	-	-	(2,212)	(1,844,860)	-		-	-	(1,295,294)	-	(3,140,154)
Issuance of common stock upon Series C preferred conversion	(1,268)	-		-	-		126,800	13	(13)	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-	-		200,000	20	(186,171)	-	(186,151)
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-		4,945,000	495	9,388,245	-	9,388,740
Issuance of common stock upon exercise of warrants	-	-	-	-	-		2,407,953	241	(241)	-	-
Stock based compensation expense	-	-	-	-	-				96,490		96,490
Net loss	-	-	-	-	-		-	-	-	(3,754,659)	(3,754,659)

Balance - March 31, 2020	-	$-	3,563	$2,971,625	-		10,979,768	$1,099	$49,826,064	$(47,168,029)	$5,630,759
Issuance of common stock upon conversion of Series D Preferred Stock	-	-	(3,563)	(2,971,625)	-		3,141,426	314	2,971,311	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-	-		3,200,000	320	3,091,965	-	3,092,285
Issuance of common stock and warrants	-	-	-	-	-		20,700,000	2,070	18,731,930	-	18,734,000
Issuance of common stock for services	-	-	-	-	-		360,000	36	572,364	-	572,400
Issuance of common stock upon exercise of warrants	-	-	-	-	-		33,437	3	(3)	-	-
Stock based compensation expense	-	-	-	-	-		-	-	227,499	-	227,499
Net loss	-	-	-	-	-		-	-	-	(2,519,158)	(2,519,158)
Balance – June 30, 2020	-	$-	-	$-	-		38,414,631	$3,842	$75,421,130	$(49,687,187)	$25,737,785

January 1, 2021	-	$-	-	-	-		43,918,831	$4,392	$80,103,653	$(60,761,992)	$19,346,053
Issuance of common stock upon conversion of warrants	-	-	-	-	-		5,408,540	541	5,407,999	-	5,408,540
Issuance of common stock for services	-	-	-	-	-		150,000	15	188,985	-	189,000
Issuance of common stock	-	-	-	-	-		32,127,914	3,213	39,071,177	-	39,074,390
Stock based compensation expense	-	-	-	-	-		-	-	81,537	-	81,537
Net loss	-	-	-	-	-		-	-	-	(6,053,659)	(6,053,659)
Balance - March 31, 2021	-	$-	-	$-	-		81,605,285	$8,161	$124,853,351	$(66,815,651)	$58,045,861
Issuance of common stock upon conversion of Series D Preferred Stock	-	-	-	-	-		-	-	81,539	-	81,539
Stock based compensation expense	-	-	-	-	-		-	-	-	-	-
Net loss	-	-	-	-	-		-	-	-	(7,422,426)	(7,422,426)
Balance – June 30, 2021	-	$-	-	$-	-		81,605,285	$8,161	$124,934,890	$(74,238,077)	$50,704,974

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,476,085)	$(6,273,817)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	644,098	217,631
Amortization of debt discount and debt issuance cost	-	448,908
Stock-based compensation expense	163,076	323,989
Amortization of capitalized contract costs	213,353	-
Common stock issued for services	189,000	-
Changes in operating assets and liabilities
Accounts receivable, net	(2,516,523)	(1,011,022)
Factor receivables, net	807,648	(214,322)
Inventory	(9,663,833)	359,902
Prepaid assets	(1,000,242)	(966,196)
Other assets	(186,849)	(5,000)
Accounts payable	2,054,064	(431,819)
Accrued expenses	162,572	39,888
Net cash used in operating activities	(22,609,721)	(7,511,858)

Cash flows from investing activities:
Proceeds from note receivable	-	3,000,000
Advance for property and equipment	-	(250,000)
Purchases of property and equipment	(4,088,199)	(786,329)
Net cash provided by (used in) investing activities	(4,088,199)	1,963,671

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net of costs	-	28,122,740
Proceeds from exercise of warrants	5,408,540	-
Proceeds from issuance of stock, net of costs	39,911,415	-
Proceeds from factor loan payable	-	169,223
Repayments of factor loan payable	(590,950)	-
Repayments of Series D Preferred Stock	-	(3,140,154)
Net cash provided by financing activities	44,729,005	25,151,809

Net increase in cash	18,031,085	19,603,622
Cash, beginning of period	2,194,850	25,063
Cash, end of period	$20,225,935	$19,628,685

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$-	$244
Conversion of Series C Preferred Stock to common stock	$-	$13
Conversion of convertible notes payable to common stock	$-	$2,906,134
Conversion of Series D Preferred Stock to common stock	$-	$2,971,311
Issuance of common stock for prepaid services	$-	$572,400

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021 and 2020

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed consolidated financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities Exchange Commission (“SEC”) on March 26, 2021 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

On April 15, 2020, the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each ten shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock, with fractional shares resulting from the Reverse Split rounded up to the nearest whole number. All share and per share numbers in the unaudited condensed consolidated financial statements and notes below have been revised retroactively to reflect the Reverse Split.

Nature of Operations

In these notes, the terms “we,” “our,” “ours,” “us,” “it,” “its,” “ToughBuilt,” and the “Company” refer to ToughBuilt Industries, Inc., a Nevada corporation.

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

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First Form S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14.9 million shares of the Company’s common stock.

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

During January to June 2021, the Company has raised approximately $22,800,000 through the sale of 17,165,775 shares of the Company’s common stock in connection with the Second ATM Agreement.

As of June 30, 2021, the Company has sold an aggregate of 35,782,113 shares of common stock under the First S-3 and Second S-3 for gross proceeds of $42,563,121.

Risk and Uncertainty Concerning Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese facilities were temporarily closed for a period of time. Most of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

As of June 30, 2021, the Company’s principal sources of liquidity consisted of approximately $20.2 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying consolidated financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

On July 14, 2021, the Company raised gross proceeds of $40,000,000 in a registered direct offering pursuant to a Form S-3 involving the sale of shares and warrants to several institutional and accredited investors.

The net proceeds to the Company from the offering were approximately $36,325,000, after deducting placement agent fees and expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital purposes. See “Note 10. Subsequent Events; Registered Direct Offering on Form S-3.”

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim consolidated condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2021 and 2020; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Toughbuilt Industries UK Limited. All intercompany balances and transaction are eliminated.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported total assets or net loss.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at June 30, 2021 and December 31, 2020.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At June 30, 2021 and December 31, 2020, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Factor loan payable,” on its balance sheet. The Company recorded a sales discount of $13,000 at June 30, 2021 and December 31, 2020.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At June 30, 2021 and 2020, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the six months ended June 30, 2021 and 2020, respectively.

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

The Company had no instruments requiring such valuation as of June 30, 2021 and December 31, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss computation of basic and diluted net loss per common share:
Net loss	$(7,422,426)	(2,519,158)	$(13,476,085)	$(6,273,817)
Less: Redemption of Series D Preferred Stock deemed dividend	-	-	-	(1,295,294)
Less: Common stock deemed dividend (inducement cost)	-	-	-	-
Net loss attributable to common stockholders	$(7,422,426)	(2,519,158)	$(13,476,085)	$(7,569,111)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(0.09)	(0.11)	(0.18)	(0.49)
Basic and diluted weighted average common shares outstanding	81,605,285	22,209,152	74,638,153	15,440,558

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of June 30, (in common equivalent shares):

	2021	2020
Warrants	16,516,562	21,925,102
Series A & B Notes	-	213,105
Options and restricted stock units	203,135	1,018,853
Total anti-dilutive weighted average shares	16,719,697	23,157,060

No Segment Reporting

The Company operates one reportable segment referred to as the tools segment. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three months ended June 30, 2021 and 2020 amounted to $2,074,740 and $242,534, respectively. Advertising expense for the six months ended June 30, 2021 and 2020, amounted to $4,226,411 and $484,434, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $187,329 as of June 30, 2021, and are included in other assets on the accompanying consolidated balance sheet. Any patent related costs which were expensed for the three and six months ended June 30, 2020 were immaterial.

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

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at June 30, 2021 and December 31, 2020 have been treated as a loan payable to third party in the accompanying balance sheets, and total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000 as of June 30, 2021 and December 31, 2020, were $0 and $807,648, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2021	December 31, 2020
Furniture	$272,886	$183,672
Computers	734,006	586,749
Production equipment	202,380	182,446
Automobile and transportation	635,542	635,542
Tooling and molds	3,824,997	1,989,366
Application development	1,122,236	93,435
Website design	622,948	507,088
Leasehold Improvements	403,751	42,249
Steelbox	490,000	-
Less: accumulated depreciation	(1,797,721)	(1,153,623)
Property and Equipment, net	$6,511,025	$3,066,924

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$348,082	$132,707	$644,098	$217,631

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

Future minimum lease and other commitments of the Company are as follows:

For the years ending December 31,	Building leases
2021 (remaining)	$252,225
2022	343,821
2023	341,653
2024	358,085
Thereafter	89,521
$1,385,305

The Company recorded rent expense of $222,384 and $121,806 and $438,937 and $327,894 for the three and six months ended June 30, 2021 and 2020, respectively. The Company recorded a slotting expense of $83,334 and $83,334 and $166,668 and $166,668 for the three and six months ended June 30, 2021 and 2020, respectively.

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

Effective July 1, 2020, the Company and the Chief Financial Officer agreed to a salary of $230,000 per annum.

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

Minassian seeks damages and stock based on a breach of an alleged oral agreement. Discovery is presently ongoing. In addition, Plaintiff Minassian is in violation of a court order for restitution and the Company is engaged in collection efforts to enforce that order. A trial date has been set for April 25, 2022.

Design 1st v. Toughbuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1st filed a Demand for Arbitration against the Company seeking $169,094 in damages, plus attorney’s fees and costs. Claimant contends the Company breached a written contract by failing to pay for design services. The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing.

The arbitration hearing occurred in April 2021. On July 14, 2021, the arbitrator concluded that neither party was entitled to prevail on their respective claims and rejected all counterclaims. Both parties are required to bear all fees and incurred in connection with the arbitration.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

At June 30, 2021 and December 31, 2020, the Company had 200,000,000 and 200,000,000 shares of common stock, respectively, and 4,268 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. In addition, as of June 30, 2021, the Company had 5,775 shares of Series D preferred stock, authorized, and 14 Series E Non-Convertible preferred stock, with a par value of $1,000 per share.

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

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First Form S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14.9 million shares of the Company’s common stock.

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

During January to March 2021, the Company has raised approximately $22,800,000 through the sale of 17,165,775 shares of the Company’s common stock in connection with the Second ATM Agreement.

As of June 30, 2021, the Company has sold an aggregate of 35,782,113 shares of common stock under the First S-3 and Second S-3 for gross proceeds of $42,563,121.

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

As of June 30, 2021 and December 31, 2020, 20,000 warrants issued to the placement agents at an exercise price of $10 and 4,437 at an exercise price of $120are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the six months ended June 30, 2021. Class B Warrants have an exercise price of $120.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of June 30, 2021 and December 31, 2020, the Company had 26,550 Class B Warrants issued and outstanding.

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

As of June 30, 2021 and December 31, 2020, the Company had 519,001 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock).In the June 2, 2020 public offering, the Company sold 20.7 million warrants (each exercisable into 1 share of common stock for a total of 20.7 million shares of common stock.) Each warrant expires on the fifth anniversary of the original issuance date. During the six months ended June 30, 2021, 5,408,540 warrants were converted to common stock.

As of June 30, 2021, the Company had 15,371,574 2020 Offering Warrants issued and outstanding.

Exchange

As disclosed in Note 9, on November 20, 2020, the Company and the investor entered into an exchange agreement and issued a warrant to purchase up to an aggregate of 575,000 shares of the Company’s common stock for $1.00 per share which expire on August 20, 2024. As of June 30, 2021, such warrant was outstanding.

Equity Incentive Plans

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 12,500 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $100.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $28,054 for the three months ended June 30, 2020 and $56,108 for the six months ended June 30, 2020. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.060 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of June 30, 2021, there was no unrecognized compensation expense.

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

The Company recorded compensation expense of $81,539 and $199,446 for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the unrecognized compensation expense was $214,241 which will be recognized as compensation expense over 1.53 years.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

During 2020, the Company incurred costs to obtain a contract. Such costs amounted to $853,412. The Company expects to recover those costs through future revenue during the period of the contract. The Company is amortizing these costs over one year which is the stated term of the contract. As of June 30, 2021, the remaining capitalized contract costs amounted to $213,353.

The Company’s reserve for sales returns and allowances amounted to $13,000 as of June 30, 2021 and December 31, 2020.

NOTE 8: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the quarters ended June 30, 2021which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company.

Concentration of Customers

For the three and six months ended June 30, 2021 and 2020, respectively, the Company had the following concentrations of customers:

	Percentage of revenues for the		Percentage of revenues for the		Percentage of accounts
	Three Months Ended		Six Months Ended		receivables as of
	June 30,		June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer 1	37%	0%	37%	0%	34%	39%
Customer 2	16%	18%	17%	21%	12%	6%
Customer 3	7%	20%	8%	20%	3%	16%
Customer 4	9%	19%	9%	19%	12%	8%

Concentration of Suppliers

For the three and six months ended June 30, 2021 and 2020, respectively, the Company had the following concentrations of suppliers:

	Percentage of purchases for the		Percentage of purchases for the		Percentage of accounts
	Three Months Ended		Six Months Ended		payable as of
	June 30,		June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Supplier 1	37%	22%	34%	20%	38%	16%
Supplier 2	14%	34%	18%	30%	13%	15%
Supplier 3	9%	12%	10%	14%	8%	6%
Supplier 4	21%	0%	18%	0%	23%	0%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2021 and 2020. The Company’s bank balances exceeded FDIC insured amounts at times during the six months ended June 30, 2021 and 2020. The Company’s bank balance exceeded the FDIC insured amounts as of June 30, 2021 by approximately $20 million.

Geographic Concentration

For the three and six months ended June 30, 2021 and 2020, respectively, the Company had the following geographic concentrations:

	Percentage of revenues for the		Percentage of revenues for the		Percentage of accounts
	Three Months Ended		Six Months Ended		receivables as of
	June 30,		June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Australia	3%	7%	0%	6%	1%	2%
Canada	4%	6%	4%	7%	6%	5%
Europe	14%	9	11%	9%	15%	10%
United States of America	74%	64%	78%	69%	76%	82%
Other	5%	14%	7%	10%	1%	2%

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

On November 20, 2020, the Company and the investor entered into an exchange agreement (the “Exchange Agreement”) whereas the investor exchanged the balance of $2,131,050 of outstanding Notes for the following: an aggregate cash payment of $744,972, an aggregate of 1,850,000 shares of the Company’s common stock, a warrant to purchase up to an aggregate of 575,000 shares of the Company’s common stock for $1.00 per share, and nine shares of Series E Non-Convertible Preferred Stock of the Company. The Series E Preferred Stock was issued in March 2021. In addition, the Company relinquished their note receivable of $1,480,000 owed from the investor. As a result of this transaction, the Company recorded a loss of $1,810,712.

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

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 16, 2021, the date which the condensed consolidated financial statements were issued noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosures.

Registered Direct Offering on Form S-3

As previously reported by the Company on Form 8-K filed with the SEC on July 14, 2021, on July 11, 2021, the Company entered into a Securities Purchase Agreement, dated July 11, 2021 (the “Agreement”) with several institutional and accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 46,029,920 shares (the “Shares”) of its common stock and warrants (the “Warrants”) to purchase up to an aggregate of 23,014,960 shares of common stock at a combined offering price of $0.869 per share and accompanying warrant, for gross proceeds of approximately $40,000,000. The Warrants have an exercise price equal to $0.81 per share, and are immediately exercisable until the fifth anniversary of the date of issuance.

The net proceeds to the Company from the Offering were approximately $36,325,000, after deducting placement agent fees and expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital purposes. The Offering closed on July 14, 2021.

Pursuant to an engagement letter, dated July 10, 2021 (the “Engagement Letter”), with H.C. Wainwright & Co., LLC (the “Placement Agent”), the Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received in the Offering and a management fee equal to 0.5% of the gross proceeds received in the Offering. The Company also agreed to pay the Placement Agent $25,000 for non-accountable expenses, up to $50,000 for fees and expenses of legal counsel and other reasonable and customary out of-pocket expenses, and $15,950 for clearing fees.

Also pursuant to the Engagement Letter, the Company, in connection with the Offering, issued to the Placement Agent or its designees warrants to purchase an aggregate of 2,761,795 shares of its common stock (which represents 6.0% of the Shares sold to investors in the Offering) at an exercise price equal to 125% of the offering price in the offering, or $1.08625 (the “Placement Agent Warrants”). The Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

The Shares sold under the Agreement, the issuance of the Warrants and the Placement Agent Warrants, and the shares issuable pursuant to the Warrants and the Placement Agent Warrants (the “Warrant Shares”) were offered and sold pursuant to the Company through a prospectus supplement pursuant to the Company’s shelf registration statement on Form S-3 (File No: 333-252630), which was initially filed on February 2, 2021, and declared effective by the Securities and Exchange Commission (the “SEC”) on February 8, 2021 (the “Registration Statement”). The Company has filed with the SEC the prospectus supplement, together with the accompanying base prospectus, used in connection with the offer and sale of the securities.

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

Results of Operations

The three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Revenues

Revenues for the three months ended June 30, 2021 and 2020 were $15,853,368 and $6,839,646, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2021 over 2020 by $9,013,722, or 131.79%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2021 and 2020 was $12,500,092 and $4,457,701, respectively. Cost of goods sold increased in 2021 over 2020 by $8,042,391 or 180.42%, primarily due to our increased sales as well as increases in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2021 was 78.85% as compared to cost of goods sold as a percentage of revenues in 2020 of 65.2%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended June 30, 2021 and 2020 were $9,242,946 and $4,137,943, respectively. SG&A Expenses increased in 2021 over 2020 by $5,105,003 or 123.37%, primarily due to hiring additional employees and engaging independent contractors and consultants to grow our existing business and continue our expansion, as well as additional advertising spend. In addition, legal expenses were $320,717 and $93,440 for the three months ended June 30, 2021 and 2020, respectively. SG&A Expense for the quarter ended June 30, 2021 as a percentage of revenues was 58.3% compared to 60.5% for the quarter ended June 30, 2020. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended June 30, 2021 and 2020 were $1,429,819 and $422,072, respectively. R&D costs decreased by $1,007,747, or 238.76%. We have incurred additional R&D costs during 2021 as the Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the three months ended June 30, 2021 and 2020, respectively, consisted of interest expense. The Company recorded interest expense for the three months ended June 30, 2021 of $102,937 and for the three months ended June 30, 2020 of $341,088.

Net Income

Due to factors set forth above, we recorded net loss of $7,422,426 for the three months ended June 30, 2021 as compared to a net loss of $2,519,158 for the three months ended June 30, 2020.

The six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Revenues

Revenues for the six months ended June 30, 2021 and 2020 were $28,135,621 and $10,749,158, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2021 over 2020 by $17,386,463, or 161.75%, primarily due to additional Amazon sales and European sales that we did not have in 2020.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2021 and 2020 was $21,319,219 and $6,963,314, respectively. Cost of goods sold increased in 2021 over 2020 by $14,355,905 or 206.16%, primarily due to our increased sales as well as increases in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2021 was 75.77% as compared to cost of goods sold as a percentage of revenues in 2020 of 64.78%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the six months ended June 30, 2021 and 2020 were $17,192,727 and $8,523,897, respectively. SG&A Expenses increased in 2021 over 2020 by $8,668,830 or 101.7%, primarily due to hiring additional employees, independent contractors and consultants to grow our existing business and continue our expansion, as well as additional advertising spend. SG&A expense in 2021 as a percentage of revenues was 61.11% as compared to SG&A expense in 2020 as a percentage of revenues was 79.30%. We expect our SG&A expense will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (the “R&D”) for the six months ended June 30, 2021 and 2020 were $2,836,204 and $946,239, respectively. R&D costs decreased in 2021 over 2020 by $1,889,965 or 199.73%. We have incurred additional R&D costs during 2021 as the Company embarks on developing new tools for the construction industry.

Other Expense

Other expense for the six months ended June 30, 2021 and 2020, respectively, consisted of interest expense. The Company recorded interest expense for the six months ended June 30, 2021 of $263,556 and for the six months ended June 30, 2020 of $589,525.

Net Income

Due to factors set forth above, we recorded net loss of $13,476,085 for the six months ended June 30, 2021 as compared to a net loss of $6,273,817 for the six months ended June 30, 2020.

Liquidity and Capital Resources

We had $20.2 million in cash at June 30, 2021, compared to $2.2 million at December 31, 2020.

Since our inception, we have financed our operations through the sale of equities and debt securities. Since our 2018 initial public offering, we have had several subsequent financings which have enabled us to fund operations. On February 24, 2020, we closed on the public offering of 0.445 million shares of our common stock, for gross proceeds of $912,250 based upon the overallotment option arising from the closing of our January 28, 2020 public offering. In our January 28, 2020 public offering, we sold 4.5 million shares of our common stock and 49.45 million warrants (each exercisable into 1/20 of a share of common stock for a total of 2.4725 million shares of common stock) from which it received gross proceeds of $9,472,250. On June 12, 2020, we closed on the public offering of 1.7 million shares of our common stock, for gross proceeds of $1,683,000 based upon the overallotment option arising from the closing of its June 2, 2020 public offering. In our June 2, 2020 public offering, we sold 19 million shares of our common stock and 20.7 million warrants from which it received gross proceeds of $19,017,000. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14.9 million shares of the Company’s common stock. In addition, during January to March 2021, the Company has raised approximately $22,800,000 through the sale of 17,165,775 shares of the Company’s common stock in connection with the Second ATM Agreement.

As of June 30, 2021, the Company’s principal sources of liquidity consisted of approximately $20.2 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for twelve months from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, including any required debt payments, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offerings, as well as its customer base, to increase its revenues. The Company cannot give any assurances that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

Subsequent Events

Registered Direct Offering on Form S-3

As previously reported by the Company on Form 8-K filed with the SEC on July 14, 2021, on July 11, 2021, the Company entered into a Securities Purchase Agreement, dated July 11, 2021 (the “Agreement”) with several institutional and accredited investors (the “Purchasers”) pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 46,029,920 shares (the “Shares”) of its common stock and warrants (the “Warrants”) to purchase up to an aggregate of 23,014,960 shares of common stock at a combined offering price of $0.869 per share and accompanying warrant, for gross proceeds of approximately $40,000,000. The Warrants have an exercise price equal to $0.81 per share, and are immediately exercisable until the fifth anniversary of the date of issuance.

The net proceeds to the Company from the Offering were approximately $36,325,000, after deducting placement agent fees and expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital purposes. The Offering closed on July 14, 2021.

Pursuant to an engagement letter, dated July 10, 2021 (the “Engagement Letter”), with H.C. Wainwright & Co., LLC (the “Placement Agent”), the Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received in the Offering and a management fee equal to 0.5% of the gross proceeds received in the Offering. The Company also agreed to pay the Placement Agent $25,000 for non-accountable expenses, up to $50,000 for fees and expenses of legal counsel and other reasonable and customary out of-pocket expenses, and $15,950 for clearing fees.

Also pursuant to the Engagement Letter, the Company, in connection with the Offering, issued to the Placement Agent or its designees warrants to purchase an aggregate of 2,761,795 shares of its common stock (which represents 6.0% of the Shares sold to investors in the Offering) at an exercise price equal to 125% of the offering price in the offering, or $1.08625 (the “Placement Agent Warrants”). The Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

The Shares sold under the Agreement, the issuance of the Warrants and the Placement Agent Warrants, and the shares issuable pursuant to the Warrants and the Placement Agent Warrants (the “Warrant Shares”) were offered and sold pursuant to the Company through a prospectus supplement pursuant to the Company’s shelf registration statement on Form S-3 (File No: 333-252630), which was initially filed on February 2, 2021, and declared effective by the Securities and Exchange Commission (the “SEC”) on February 8, 2021 (the “Registration Statement”). The Company has filed with the SEC the prospectus supplement, together with the accompanying base prospectus, used in connection with the offer and sale of the securities.

Cash Flows

	Six Months Ended June 30,
	2021	2020
Cash flows from (used in) operating activities	$(22,609,721)	$(7,511,858)
Cash flows from (used in) investing activities	(4,088,199)	1,963,671
Cash flows from (provided by) financing activities	44,729,005	25,151,809
Net increase (decrease) in cash during period	$18,031,085	$19,603,622

Cash Flows from (Used in) Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2021 was $22,609,721, attributable to a net loss of $13,476,085, offset by depreciation expense of $644,098, amortization of capitalized contract costs of $213,353, stock-based compensation expense of $163,076, common stock issued for services of $189,000 and net increase in operating assets of $12,559,801, and net increase in operating liabilities of $2,216,635. Net cash flows used in operating activities for the six months ended June 30, 2020 was $7,511,858, attributable to net loss of $6,273,817, offset by depreciation expense of $217,631, amortization of debt issuance cost of $448,908, stock-based compensation expense of $323,989 and net increase in operating assets of $1,866,638, and net decrease in operating liabilities of $391,931.

Cash Flows from (Used in) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $4,088,199 attributed to the purchase of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2020 was $1,963,671.

Cash Flows from (Provided by) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $44,729,005, primarily attributable to the net cash proceeds of $5,408,540 received from exercise of warrants, cash proceeds of $39,911,958 provided for issuance of stock and repayments of $590,950 from loans payable to factor. Net cash provided by financing activities for the six months ended June 30, 2020 was $25,151,809 primarily attributable to net cash proceeds of $28,122,740 received from the sale of common stock and warrants, cash proceeds of $169,223 received from loans payable to factor and repayments of Series D Preferred Stock of $3,140,154.

Net Increase (Decrease) in Cash During Period

As a result of the activities described above, we recorded a net increase in cash of $18,031,085 and $19,603,622 for the six months ended June 30, 2021 and 2020, respectively.

Off Balance Sheet Arrangements

None.

Seasonality

Our business is a seasonal business as a result of our China-based production. For the first two calendar quarters, we are not able to ship our products from China due to the hiatus as a result of their New Year holidays and also a general downturn in business caused by Covid-19. We make up the lost sales from the first two calendar quarters in the subsequent quarters.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended June 30, 2021 and 2020, included with this quarterly report.

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

As of June 30, 2021, we did not maintain effective controls over the control environment, including our internal control over financial reporting.

We did not design written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities, and did not maintain proper levels of supervision and review of complex accounting matters. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems.

These control deficiencies resulted in several immaterial misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2021.

During the three months ended June 30, 2021, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

Our remediation process includes, but not limited to:

●	Investing in IT systems to enhance our operational and financial reporting and internal controls.
●	Enhancing the organizational structure to support financial reporting processes and internal controls.
●	Providing guidance, education and training to employees relating to our accounting policies and procedures.
●	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.
●	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.
●	Continuing to work with additional outside consultants in connection with complex accounting matters.

We expect to fully remediate these material weaknesses in the second half of 2021. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Design 1st v. Toughbuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1st filed a Demand for Arbitration against the Company seeking $169,094 in damages, plus attorney’s fees and costs. Claimant contends the Company breached a written contract by failing to pay for design services. The Company filed a Cross-Demand for Arbitration against Claimant seeking $394,956 in damages, plus attorney’s and costs alleging Claimant breached the same contract by performing negligent services, failing to meets its obligations under the contract, and fraudulent billing.

The arbitration hearing occurred in April 2021. On July 14, 2021, the arbitrator concluded that neither party was entitled to prevail on their respective claims and rejected all counterclaims. Both parties are required to bear all fees and incurred in connection with the arbitration.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

See “Item 2. Liquidity and Capital Resources, Subsequent Events.”

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:
3.1 (1)	Certificate of Designation of the Series E Non-Convertible Preferred Stock, dated March 26, 2021

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

(1)	Filed as Exhibit 3.1 to Form 8-K filed on April 1, 2021 and incorporated by refence herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUGHBUILT INDUSTRIES, INC.

Date: August 16, 2021	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

