Form 10-Q
period 2021-09-30
Toughbuilt Industries, Inc
filed 2021-11-22
CIK 1668370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2021

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

As of November 22, 2021
, the registrant had 129,299,607 shares of common stock, $0.0001 par value per share outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

	CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)	5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II.	OTHER INFORMATION	33

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 1A.	RISK FACTORS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34

ITEM 4.	MINE SAFETY DISCLOSURES	34

ITEM 5.	OTHER INFORMATION	34

ITEM 6.	EXHIBITS	35

	SIGNATURES	36

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(UNAUDITED)
Assets
Current Assets
Cash	$31,189,160	$2,194,850
Accounts receivable	17,040,362	10,537,395
Factor receivables, net	-	807,648
Inventory	31,317,878	8,915,345
Prepaid assets	1,045,496	1,003,774
Subscription receivable	-	837,025
Total Current Assets	80,592,896	24,296,037
Other Assets
Property and equipment, net	9,930,109	3,066,924
Other assets	460,656	127,733
Total Assets	$90,983,661	$27,490,694

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$12,142,937	$6,955,218
Accrued expenses	1,441,533	598,473
Factor loan payable	-	590,950
Warrant liabilities	4,560,663	-
Total Current Liabilities	18,145,133	8,144,641
Total Liabilities	18,145,133	8,144,641

Commitment and Contingencies

Shareholders’ Equity
Series C Preferred Stock, $0.0001 par value, 4,268 authorized, 0 issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 0 and 5,775 issued, and outstanding at September 30, 2021 and December 31, 2020, respectively.	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 9 and 0 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 129,299,607 and 43,918,831 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	12,930	4,392
Additional paid-in capital	156,158,382	80,103,653
Accumulated deficit	(83,332,784)	(60,761,992)
Total Shareholders’ Equity	72,838,528	19,346,053
Total Liabilities and Shareholders’ Equity	$90,983,661	$27,490,694

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net of allowances
Metal goods	$8,078,180	$5,368,015	$18,130,530	$10,824,861
Soft goods	9,137,758	11,295,374	27,221,028	16,587,686
Total revenues, net of allowances	17,215,938	16,663,389	45,351,558	27,412,547

Cost of Goods Sold
Metal goods	6,419,003	3,136,146	13,680,028	6,871,998
Soft goods	5,352,312	6,697,863	17,799,148	9,665,656
Total cost of goods sold	11,771,315	9,834,009	31,479,176	16,537,654

Gross profit	5,444,623	6,829,380	13,872,382	10,874,893

Operating expenses:
Selling, general and administrative expenses	15,242,780	5,703,676	33,904,958	14,727,242
Research and development	1,610,671	789,890	4,588,781	1,496,129
Total operating expenses	16,853,451	6,493,566	38,493,739	16,223,371

Income (loss) from operations	(11,408,828)	335,814	(24,621,357)	(5,348,478)

Other income (expense)
Warrant issuance costs	(588,221)	-	(588,221)	-
Change in fair value of warrant liabilities	2,902,342	-	2,902,342	-
Interest expense	-	(214,979)	(263,555)	(804,504)
Total other income (expense)	2,314,121	(214,979)	2,050,566	(804,504)

Net income (loss)	$(9,094,707)	$120,835	$(22,570,791)	$(6,152,982)

Redemption of Series D Preferred Stock deemed dividend	-	-	-	(1,295,294)

Net income (loss) attributable to common stockholders	$(9,094,707)	$120,835	$(22,570,791)	$(7,448,276)

Basic and diluted net income (loss) per share attributed to common stockholders
Basic and diluted net income (loss) per common share	$(0.07)	$0.00	$(0.25)	$(0.32)
Basic and diluted weighted average common shares outstanding	122,060,087	38,414,631	90,619,171	23,154,481

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE Nine MONTHS ENDED September 30, 2021 and 2020
(UNAUDITED)

	Series C		Series D		Series E
	Preferred		Preferred		Preferred				Additional		Total
	Stock		Stock		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	1,268	$-	5,775	$4,816,485	-	$-	3,300,015	$330	$41,823,048	$(43,413,370)	$3,226,493
Redemption of Series D Preferred Stock	-	-	(2,212)	(1,844,860)	-	-	-	-	(1,295,294)	-	(3,140,154)
Issuance of common stock upon Series C preferred conversion	(1,268)	-		-	-	-	126,800	13	(13)	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-	-	-	200,000	20	(186,171)	-	(186,151)
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-	-	4,945,000	495	9,388,245	-	9,388,740
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	2,407,953	241	(241)	-	-
Stock based compensation expense	-	-	-	-	-	-			96,490		96,490
Net loss	-	-	-	-	-	-	-	-	-	(3,754,659)	(3,754,659)

Balance - March 31, 2020	-	$-	3,563	$2,971,625	-	$-	10,979,768	$1,099	$49,826,064	$(47,168,029)	$5,630,759
Issuance of common stock upon conversion of Series D Preferred Stock	-	-	(3,563)	(2,971,625)	-	-	3,141,426	314	2,971,311	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-	-	-	3,200,000	320	3,091,965	-	3,092,285
Issuance of common stock and warrants	-	-	-	-	-	-	20,700,000	2,070	18,731,930	-	18,734,000
Issuance of common stock for services	-	-	-	-	-	-	360,000	36	572,364	-	572,400
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	33,437	3	(3)	-	-
Stock based compensation expense	-	-	-	-	-	-	-	-	227,499	-	227,499
Net loss	-	-	-	-	-	-	-	-	-	(2,519,158)	(2,519,158)
Balance – June 30, 2020	-	$-	-	$-	-	$-	38,414,631	$3,842	$75,421,130	$(49,687,187)	$25,737,785

Stock based compensation expense	-	-	-	-	-	-	-	-	(8,316)	-	(8,316)
Net income	-	-	-	-	-	-	-	-	-	120,835	120,835
Balance – September 30, 2020	-	$-	-	$-	-	$-	38,414,631	$3,842	$75,412,814	$(49,566,352)	$25,850,304

January 1, 2021	-	$-	-	$-	-	-	43,918,831	$4,392	$80,103,653	$(60,761,992)	$19,346,053
Issuance of common stock upon conversion of warrants	-	-	-	-	-	-	5,408,540	541	5,407,999	-	5,408,540
Issuance of common stock for services	-	-	-	-	-	-	150,000	15	188,985	-	189,000
Issuance of common stock	-	-	-	-	-	-	32,127,914	3,213	39,071,177	-	39,074,390
Stock based compensation expense	-	-	-	-	-	-	-	-	81,537	-	81,537
Net loss	-	-	-	-	-	-	-	-	-	(6,053,659)	(6,053,659)
Balance - March 31, 2021	-	$-	-	$-	-	$-	81,605,285	$8,161	$124,853,351	$(66,815,651)	$58,045,861
Stock based compensation expense	-	-	-	-	-	-	-	-	81,539	-	81,539
Net loss	-	-	-	-	-	-	-	-	-	(7,422,426)	(7,422,426)
Balance – June 30, 2021	-	$-	-	$-	-	-	81,605,285	$8,161	$124,934,890	$(74,238,077)	$50,704,974
Issuance of common stock and warrants	-	-	-	-	-	-	47,690,322	4,769	31,150,121	-	31,154,890
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	4,000	-	4,000	-	4,000
Stock based compensation expense	-	-	-	-	-	-	-	-	69,371	-	69,371
Net loss	-	-	-	-	-	-	-	-	-	(9,094,707)	(9,094,707)
Balance – September 30, 2021	-	$-	-	$-	-	$-	129,299,607	$12,930	$156,158,382	$(83,332,784)	$72,838,528

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,570,791)	$(6,152,982)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	1,196,562	394,322
Amortization of debt discount and debt issuance cost	-	634,892
Stock-based compensation expense	232,447	315,673
Amortization of capitalized contract costs	213,353	-
Common stock issued for services	189,000	-
Warrant issuance costs	588,221	-
Change in fair value of warrant liabilities	(2,902,342)	-
Changes in operating assets and liabilities
Accounts receivable, net	(6,502,967)	(10,508,916)
Factor receivables, net	807,648	(1,933,040)
Inventory	(22,402,533)	(4,468,533)
Prepaid assets	(255,074)	(218,739)
Other assets	(332,923)	(5,479)
Accounts payable	5,187,717	2,971,766
Accrued expenses	843,061	183,757
Net cash used in operating activities	(45,708,621)	(18,787,279)

Cash flows from investing activities:
Proceeds from note receivable	-	3,000,000
Purchases of property and equipment	(8,059,748)	(1,716,998)
Net cash provided by (used in) investing activities	(8,059,748)	1,283,002

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net of costs	-	28,122,740
Proceeds from exercise of warrants	5,412,540	-
Proceeds from issuance of stock, net of costs	77,941,089	-
Proceeds from factor loan payable	-	1,388,240
Repayments of factor loan payable	(590,950)	-
Repayments of Series D Preferred Stock	-	(3,140,154)
Net cash provided by financing activities	82,762,679	26,370,826

Net increase in cash	28,994,310	8,866,549
Cash, beginning of period	2,194,850	25,063
Cash, end of period	$31,189,160	$8,891,612

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$-	$244
Conversion of Series C Preferred Stock to common stock	$-	$13
Conversion of convertible notes payable to common stock	$-	$2,906,134
Conversion of Series D Preferred Stock to common stock	$-	$2,971,311
Issuance of common stock for prepaid services	$-	$572,400
Initial fair value of warrants	$7,463,005	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2021 and 2020
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed consolidated financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities Exchange Commission (“SEC”) on March 26, 2021 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

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

On June 2, 2020, the Company closed on a public offering of 19 million shares of common stock and 20.7 million warrants pursuant to a Form S-1 from which it received net proceeds of $17,185,640, after deducting underwriting discounts and expenses. On June 12, 2020, the Company closed on the public offering of 1.7 million additional shares of common stock for net proceeds of $1,548,360, after deducting underwriting discounts and expenses, pursuant to the underwriter exercising the overallotment option from the June 2, 2020 public offering.

On January 28, 2020, the Company closed on a public offering 4.5 million shares of common stock and 49.45 million warrants (each exercisable into 1/20 th
of a share of common stock for a total of 2.4725 million shares of common stock) from which it received net proceeds of $8,549,470, after deducting underwriting discounts and expenses. On February 24, 2020, the Company closed on the public offering of 445,000 additional shares of common stock for net proceeds of $839,270, after deducting underwriting discounts and expenses, due to the exercise of the over-allotment option issued the underwriter in January 28, 2020 public offering.

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First Form S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to the At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14.9 million shares of the Company’s common stock with net proceeds of $16,242,904 after deducting underwriting discounts and expenses
.

On February 2, 2021, the Company filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second S-3”) containing a base prospectus covering the offering, issuance and sale by the Company of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second S-3 was declared effective by the SEC on February 8, 2021. The Company terminated the First S-3 simultaneously with the filing of the Second S-3. From February 2021 to July 2021, the Company sold an aggregate of 18,826,177 shares of common stock through the Wainwright under the Second S-3 with net proceeds of $24,602,110, after deducting underwriting discounts and expenses.

On July 14, 2021, the Company raised gross proceeds of $40,000,000 in a registered direct offering pursuant to a Form S-3 involving the sale of shares and warrants to several institutional and accredited investors. These shares were sold pursuant to the Second S-3. There was a total of 46,029,920 shares of common stock sold with net proceeds of $36,259,050, after deducting underwriting discounts and expenses.

Risk and Uncertainty Concerning Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese facilities were temporarily closed for a period of time. All of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. To date we have been able to obtain supplied and products needed. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

As of September 30, 2021, the Company’s principal sources of liquidity consisted of approximately $31 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying consolidated financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim consolidated condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2021 and 2020; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at September 30, 2021 and December 31, 2020.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At September 30, 2021 and December 31, 2020, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860,

“
Transfers and Servicing
”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Factor loan payable,” on its balance sheet. The Company recorded a sales discount of $13,000 at September 30, 2021 and December 31, 2020.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At September 30, 2021 and 2020, there were no reserves for obsolete and slow-moving inventory.
Inventory includes capitalized freight in and custom duty fees. The Company began capitalizing such fees to inventory during the three months ending September 30, 2021.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives which are as follows: furniture 5 years, computers 3 years, production equipment 5 years, automobiles and transportation 5 years, tooling and molds 3 years, application development 3 years, website design 4 years, and steelbox 5 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service. The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

Long-lived Assets

In accordance with ASC 360, “
Property, Plant, and Equipment,
” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the nine months ended September 30, 2021 and 2020.

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

The fair value of the Company’s warrant liability recorded in the Company’s financial statements was determined using a Black-Scholes valuation methodology and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company for the period in which the Company was public and it’s peer group for the remaining period. The expected life was based on the remaining contractual term of the warrants, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

For the Nine Months
Ended September 30, 2021
Risk-free interest rate	0.80% - 0.98%
Contractual term	4.75 – 5 years
Expected volatility	56.27% - 57.67%

Level 3 Fair Value Sensitivity

Warrant liability

The table below provides a reconciliation of the balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2021	$—
Fair value of warrant liability at issuance (2021 Offering Warrants as defined and described in Note 6)	7,463,005
Change in the fair value of warrant liability	(2,902,342)
Balance, September 30, 2021	$4,560,663

Revenue Recognition

The Company recognizes revenues when product is delivered to the customer, and the ownership is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606
“Revenue From Contracts With Customers
” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. See Note 7 for further information on revenue recognition.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, “
Share-Based Payment
,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values. In addition, as of January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-07,
Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting
. This ASU simplified aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The adoption of this guidance did not have a material impact on the financial statements.

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

Common Stock Purchase Warrants

The Company accounts for the common stock purchase warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “
Earnings per Share”
. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, convertible preferred stock and convertible debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) computation of basic and diluted net income (loss) per common share:
Net income (loss)	$(9,094,707)	$120,835	$(22,570,791)	$(6,152,982)
Less: Redemption of Series D Preferred Stock deemed dividend	-	-	-	(1,295,294)
Net income (loss) attributable to common stockholders	$(9,094,707)	$120,835	$(22,570,791)	$(7,448,276)

Basic and diluted net income (loss) per share:
Basic and diluted net income (loss) per common share	$(0.07)	0.00.	(0.25)	(0.32)
Basic and diluted weighted average common shares outstanding	122,060,087	38,414,631	90,619,171	23,154,481

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of September 30, (in common equivalent shares):

	2021	2020
Warrants	42,289,317	21,925,102
Series A & B Notes	-	213,105
Options and restricted stock units	203,135	197,193
Total anti-dilutive weighted average shares	42,492,452	22,335,400

No Segment Reporting

The Company operates one reportable segment referred to as th
e
 tools segment. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2021 and 2020 amounted to $2,618,475 and $467,982, respectively. Advertising expense for the nine months ended September 30, 2021 and 2020, amounted to $6,844,886 and $952,416, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $333,403 as of September 30, 2021, and are included in other assets on the accompanying consolidated balance sheet.

Recent Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended.

In February 2016, the FASB issued ASU 2016-02, “
Leases
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

NOTE 3: FACTOR RECEIVABLES, LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. The factoring advances for the LCs at September 30, 2021 and December 31, 2020 have been treated as a loan payable to third party in the accompanying balance sheets, and total outstanding accounts receivable factored, net of allowance for sales returns, discounts and rebates of $13,000 as of September 30, 2021 and December 31, 2020, were $0 and $807,648, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2021	December 31, 2020
Furniture	$738,928	$183,672
Computers	850,841	586,749
Production equipment	245,713	182,446
Automobile and transportation	635,542	635,542
Tooling and molds	5,407,684	1,989,366
Application development	1,760,816	93,435
Website design	765,573	507,088
Leasehold Improvements	993,197	42,249
Steelbox	882,000	-
Less: accumulated depreciation	(2,350,185)	(1,153,623)
Property and Equipment, net	$9,930,109	$3,066,924

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$552,464	$176,691	$1,196,562	$394,322

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

Future minimum lease and other commitments of the Company are as follows:

For the years ending December 31,	Building leases
2021 (remaining)	$126,637
2022	343,821
2023	341,653
2024	358,085
Thereafter	89,521
$1,259,717
The Company recorded rent expense of $211,672 and $208,672 and $650,605 and $536,566 for the three and nine months ended September 30, 2021 and 2020, respectively. The Company recorded a slotting expense of $83,334 and $83,334 and $250,002 and $250,002 for the three and nine months ended September 30, 2021 and 2020, respectively.

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

Design 1
st
v. Toughbuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1
st
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

NOTE 6: STOCKHOLDERS’ EQUITY

At September 30, 2021 and December 31, 2020, the Company had 200,000,000 shares of common stock, and 4,268 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. In addition, as of September 30, 2021 and December 31, 2020, the Company had 5,775 shares of Series D preferred stock, authorized, and 15 Series E Non-Convertible preferred stock, with a par value of $1,000 and $0.001 per share, respectively.

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

From February 2021 to July 2021, the Company sold an aggregate of 18,826,177 shares of common stock through the Wainwright under the Second S-3 with net proceeds of $24,602,110, after deducting underwriting discounts and expense.

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

The net proceeds to the Company from the Offering were $36,259,050, after deducting placement agent fees and expenses payable by the Company. The Offering closed on July 14, 2021.

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

The Shares sold under the Agreement, the issuance of the Warrants and the Placement Agent Warrants, and the shares issuable pursuant to the Warrants and the Placement Agent Warrants (the “Warrant Shares”) were offered and sold by through a prospectus supplement included in the Company’s Second Form S-3 (as defined above).

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

As of September 30, 2021 and December 31, 2020, 20,000 warrants issued to the placement agents at an exercise price of $10 and 4,437 at an exercise price of $120 are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the nine months ended September 30, 2021. Class B Warrants have an exercise price of $120.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of September 30, 2021 and December 31, 2020, the Company had 26,550 Class B Warrants issued and outstanding.

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

As of September 30, 2021 and December 31, 2020, the Company had 519,001 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 49.45 million warrants (each exercisable into 1/20 th
of a share of common stock for a total of 2.4725 million shares of common stock).In the June 2, 2020 public offering, the Company sold 20.7 million warrants (each exercisable into 1 share of common stock for a total of 20.7 million shares of common stock.) Each warrant expires on the fifth anniversary of the original issuance date. During the nine months ended September 30, 2021, 5,412,540 warrants were converted to common stock.

As of September 30, 2021, the Company had 15,367,574 2020 Offering Warrants issued and outstanding.

2021 Offering Warrants

In the July 11, 2021 offering, the Company sold 23,014,960 warrants (each exercisable into 1 share of common stock) at an exercise price equal to $0.81 per share, and are immediately exercisable until the fifth anniversary of the date of issuance. In connection with the offering the Company issued to the Placement Agent or its designees warrants to purchase an aggregate of 2,761,795 shares of its common stock at an exercise price equal to 125% of the offering price in the offering, or $1.08625 (the “2021 Placement Agent Warrants”). The 2021 Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

As of September 30, 2021, the Company had 23,014,960 and 2,761,795, 2021 Offering Warrants and 2021
Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $7,463,005 and $4,560,663 upon issuance, and September 30, 2021, respectively, and is included in warrant liabilities on the accompanying condensed consolidated balance sheets.

Exchange

As disclosed in Note 9, on November 20, 2020, the Company and the investor entered into an exchange agreement and issued a warrant to purchase up to an aggregate of 575,000 shares of the Company’s common stock for $1.00 per share which expire on August 20, 2024. As of September 30, 2021, such warrant was outstanding.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 12,500 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $100.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861
. The Company recorded compensation expense of $28,054 for the three months ended
September
30, 2020 and $84,161 for the nine months ended
September
30, 2020.
The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.060 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of September 30, 2021, there was no unrecognized compensation expense.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors and the stockholders of the Company approved and adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through September 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 3.5 million (3,500,000) shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). Currently, no employee will be eligible to receive more than 350,000 shares of common stock (10% of authorized shares under the 2018 Plan) in any calendar year under the 2018 Plan pursuant to the grant of awards. When the Board first adopted the 2018 Plan on July 1, 2018, there were 100,000 shares authorized for issuance under the 2018 Plan. On September 12, 2018, the Board of Directors approved to increase the number of shares of common stock reserved for future issuance under the 2018 Plan from 100,000 shares to 200,000 shares. On June 9, 2019, the Board of Directors approved to increase the authorized shares under the 2018 Plan to 2 million (2,000,000) shares. On February 14, 2020, the Board of Directors approved to increase the number of shares of common stock reserved for future issuance under the 2018 plan to 3.5 million (3,500,000) shares. On September 14, 2018, 100,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The key valuation assumptions used consist, in part, of the price of the Company’s common stock at $3.90 or $4.29 at the issuance date; a risk-free interest rate ranging of 1.9% and the expected volatility of the Company’s common stock ranging from of 40% (estimated based on the common stock of comparable public entities)

On April 4, 2020, the Company granted 90,635 restricted stock units to two officers of the Company. These units have the following vesting term: 33% on January 1, 2021, 34% on January 1, 2022 and 33% on January 1, 2023. The fair value of these units as of granted date was $144,110 based upon the closing price of the Company’s stock.

The Company recorded compensation expense of $69,371 and $(36,370) for the three months ended September 30, 2021 and 2020, respectively. The Company recorded compensation expense of $232,447 and $231,512 for the nine months ended September 30, 2021 and 2020, respectively As of September 30, 2021, the unrecognized compensation expense was $65,504 which will be recognized as compensation expense over 1.27 years.

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

During 2020, the Company incurred costs to obtain a contract. Such costs amounted to $853,412. The Company expects to recover those costs through future revenue during the period of the contract. The Company amortized these costs over one year which is the stated term of the contract.

The Company’s reserve for sales returns and allowances amounted to $13,000 as of September 30, 2021 and December 31, 2020.

NOTE 8: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the quarters ended September 30, 2021which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company.

Concentration of Customers

For the three and nine months ended September 30, 2021 and 2020, respectively, the Company had the following concentrations of customers:

	Percentage of		Percentage of
	revenues for the		revenues for the		Percentage of accounts
	Three Months Ended		Nine Months Ended		receivables as of
	September 30,		September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer 1	12%	14%	9%	16%	8%	16%
Customer 2	10%	5%	9%	10%	10%	8%
Customer 3	15%	11%	16%	15%	9%	6%
Customer 4	35%	49%	36%	30%	40%	39%

Concentration of Suppliers

For the three and nine months ended September 30, 2021 and 2020, respectively, the Company had the following concentrations of suppliers:

	Percentage of		Percentage of
	purchases for the		purchases for the		Percentage of accounts
	Three Months Ended		Nine Months Ended		payable as of
	September 30,		September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Supplier 1	29%	30%	33%	26%	24%	16%
Supplier 2	28%	13%	21%	19%	22%	14%
Supplier 3	11%	13%	11%	13%	9%	6%
Supplier 4	0%	12%	0%	17%	0%	18%
Supplier 5	10%	0%	5%	0%	8%	2%
Supplier 6	4%	0%	14%	0%	3%	0%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2021 and 2020. The Company’s bank balances exceeded FDIC insured amounts at times during the nine months ended September 30, 2021 and 2020. The Company’s bank balance exceeded the FDIC insured amounts as of September 30, 2021 by approximately $31 million.

Geographic Concentration

For the three and nine months ended September 30, 2021 and 2020, respectively, the Company had the following geographic concentrations:

	Percentage of revenues for the		Percentage of revenues for the		Percentage of accounts
	Three Months Ended		Nine Months Ended		receivables as of
	September 30,		September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Australia	0%	2%	2%	3%	0%	2%
Canada	3%	4%	4%	5%	6%	5%
Europe	5%	4%	9%	3%	4%	3%
United States of America	80%	85%	78%	80%	78%	82%
Other	12%	5%	7%	9%	12%	8%

NOTE 9: SENIOR SECURED CONVERTIBLE NOTES

On August 19, 2019, the Company entered int
o
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

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the condensed consolidated financial statements were issued noting that there were no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the worldwide COVID-19 pandemic and government actions, on our business;

●	supply chain disruptions;

●	our limited operating history;

●	our ability to manufacture, market and sell our products;

●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

●	our ability to launch and penetrate markets;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws; and

●	acceptance of our business model by investors.

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

Risk and Uncertainty Concerning COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese facilities were temporarily closed for a period of time. All of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. To date we have been able to obtain supplied and products needed. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Revenues

Revenues for the three months ended September 30, 2021 and 2020 were $17,215,938 and $16,663,389, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2021 over 2020 by $552,549, or 3.32%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2021 and 2020 was $11,771,315 and $9,834,009, respectively. Cost of goods sold increased in 2021 over 2020 by $1,937,306 or 19.70%, primarily due to our increased sales as well as increases in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2021 was 68.37% as compared to cost of goods sold as a percentage of revenues in 2020 of 59.02%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended September 30, 2021 and 2020 were $15,242,780 and $5,703,676, respectively. SG&A Expenses increased in 2021 over 2020 by $9,539,104 or 167.24%, primarily due to an increase in shipping costs, marketing and advertising expenses for product launches and the hiring of additional employees. SG&A Expense for the quarter ended September 30, 2021 as a percentage of revenues was 88.54% compared to 34.23% for the quarter ended September 30, 2020. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended September 30, 2021 and 2020 were $1,610,671 and $789,890, respectively. R&D costs increased by $820,781, or 103.91%. This increase was primarily due to the Company developing new tools for the construction industry.

Other Expense

Other expense for the three months ended September 30, 2021 consisted of warrant issuance costs in the amount of $588,221 and change in fair value of warrant liabilities in the amount of $2,902,342. Other expense for the three months ended September 30, 2020, consisted of interest expense in the amount of $214,979.

Net Income (Loss)

Due to factors set forth above, we recorded a net loss of $9,094,707 for the three months ended September 30, 2021 as compared to a net income of $120,835 for the three months ended September 30, 2020.

The nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Revenues

Revenues for the nine months ended September 30, 2021 and 2020 were $45,351,558 and $27,412,547, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2021 over 2020 by $17,939,011, or 65.44%, primarily due to additional Amazon sales and European sales that we did not have during the nine months ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2021 and 2020 was $31,479,176 and $16,537,654, respectively. Cost of goods sold increased in 2021 over 2020 by $14,941,522 or 90.35%, primarily due to our increased sales as well as increases in materials cost of steel and plastics polyester to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2021 was 69.41% as compared to cost of goods sold as a percentage of revenues in 2020 of 60.33%

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the nine months ended September 30, 2021 and 2020 were $33,904,958 and $14,727,242, respectively. SG&A Expenses increased in 2021 over 2020 by $19,177,716 or 130.22%, primarily due to an increase in shipping costs, marketing and advertising expenses for product launches and the hiring of additional employees. SG SG&A expense for the nine months ended September 30, 2021 as a percentage of revenues was 74.76%, as compared to 53.72% for the nine months ended September 3, 2020. We expect our SG&A expense will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (the “R&D”) for the nine months ended September 30, 2021 and 2020 were $4,588,781 and $1,496,129, respectively. R&D costs decreased in 2021 over 2020 by $3,092,652 or 206.71%. We have incurred additional R&D costs during 2021 primarily due to the Company developing new tools for the construction industry.

Other Expense

Other expense for the nine months ended September 30, 2021 consisted of warrant issuance costs in the amount of $588,221, change in fair value of warrant liabilities in the amount of $2,902,342 and interest expense in the amount of $263,555. Other expense for the nine months ended September 30, 2020, consisted of interest expense in the amount of $804,504.

Net Loss

Due to factors set forth above, we recorded net loss of $22,570,791 for the nine months ended September 30, 2021 as compared to a net loss of $6,152,982 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

We had $31.2 million in cash at September 30, 2021, compared to $2.2 million at December 31, 2020.

On June 2, 2020, the Company closed on a public offering of 19 million shares of common stock and 20.7 million warrants pursuant to a Form S-1 from which it received net proceeds of $17,185,640, after deducting underwriting discounts and expenses. On June 12, 2020, the Company closed on the public offering of 1.7 million additional shares of common stock for net proceeds of $1,548,360, after deducting underwriting discounts and expenses, pursuant to the underwriter exercising the overallotment option from the June 2, 2020 public offering.

On January 28, 2020, the Company closed on a public offering 4.5 million shares of common stock and 49.45 million warrants (each exercisable into 1/20 th
of a share of common stock for a total of 2.4725 million shares of common stock) from which it received net proceeds of $8,549,470, after deducting underwriting discounts and expenses. On February 24, 2020, the Company closed on the public offering of 445,000 additional shares of common stock for net proceeds of $839,270, after deducting underwriting discounts and expenses, due to the exercise of the over-allotment option issued the underwriter in January 28, 2020 public offering.

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First Form S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to the At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14.9 million shares of the Company’s common stock with net proceeds of $16,242,904 after deducting underwriting discounts and expenses

On February 2, 2021, the Company filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second S-3”) containing a base prospectus covering the offering, issuance and sale by the Company of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second S-3 was declared effective by the SEC on February 8, 2021. The Company terminated the First S-3 simultaneously with the filing of the Second S-3. From February 2021 to July 2021, the Company sold an aggregate of 18,826,177 shares of common stock through the Wainwright under the Second S-3 with net proceeds of $24,602,110, after deducting underwriting discounts and expenses.

On July 14, 2021, the Company raised gross proceeds of $40,000,000 in a registered direct offering pursuant to a Form S-3 involving the sale of shares and warrants to several institutional and accredited investors. These shares were sold pursuant to the Second S-3. There was a total of 46,029,920 shares of common stock sold with net proceeds of $36,259,050, after deducting underwriting discounts and expenses.

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

As of September 30, 2021, the Company’s principal sources of liquidity consisted of approximately $31 million of cash and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying consolidated financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities	$(45,708,621)	$(18,787,279)
Cash flows from (used in) investing activities	(8,059,748)	1,283,002
Cash flows from financing activities	82,762,679	26,370,826
Net increase in cash during period	$28,994,310	$8,866,549

Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2021 was $45,708,621, attributable to a net loss of $22,570,791, offset by depreciation expense of $1,196,562, $2,902,342 of change in fair value of warrant liabilities, $588,221 in warrant issuance costs, amortization of capitalized contract costs of $213,353, stock-based compensation expense of $232,447, common stock issued for services of $189,000 and net increase in operating assets of $28,685,849, and net increase in operating liabilities of $6,030,778. Net cash flows used in operating activities for the nine months ended September 30, 2020 was $18,787,279, attributable to net loss of $6,152,982, offset by depreciation expense of $394,322, amortization of debt issuance cost of $634,892, stock-based compensation expense of $315,673 and net increase in operating assets of $17,134,707, and net decrease in operating liabilities of $3,155,523.

Cash Flows from (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $8,059,748 attributed to the purchase of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2020 was $1,283,002.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $82,762,679, primarily attributable to the net cash proceeds of $5,412,540 received from exercise of warrants, cash proceeds of $77,941,089 provided for issuance of stock and repayments of $590,950 from loans payable to factor. Net cash provided by financing activities for the nine months ended September 30, 2020 was $26,370,826 primarily attributable to net cash proceeds of $28,122,740 received from the sale of common stock and warrants, cash proceeds of $1,388,240 received from loans payable to factor and repayments of Series D Preferred Stock of $3,140,154.

Net Increase in Cash During Period

As a result of the activities described above, we recorded a net increase in cash of $28,994,310 and $8,866,549 for the nine months ended September 30, 2021 and 2020, respectively.

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

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended September 30, 2021 and 2020, included with this quarterly report.

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

As of September30, 2021, we did not maintain effective controls over the control environment, including our internal control over financial reporting.

We did not design written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities, and did not maintain proper levels of supervision and review of complex accounting matters. We did not perform an initial assessment regarding classification of common stock purchase warrants. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems.

These control deficiencies resulted in several immaterial misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2021.

During the three months ended September 30, 2021, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

Other than as noted above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Edwin Minassian v. Michael Panosian and Toughbuilt Industries, Inc., Los Angeles Superior Court Case No. EC065533.

There have no material developments from that reported in our Form 10-K for the fiscal year ended December 31, 2020.

Design 1
st
v. Toughbuilt Industries, Inc., American Arbitration Association

On November 26, 2019, Claimant Design 1
st
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

ITEM 1A. RISK FACTORS.

We could lose our listing on the Nasdaq Capital Market if the closing bid price of our common stock does not return to above $1.00 for ten consecutive days during the 180 days ending May 16, 2022. The loss of the Nasdaq listing would make our common stock significantly less liquid and would affect its value.

As initially disclosed on the Current Report on Form 8-K filed on May 19, 2021 with the Securities and Exchange Commission (the “SEC”), the Company received written notification from Nasdaq notifying the Company that it had failed to comply with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the bid price for the Company’s common stock for 30 consecutive business days prior to such date had closed below the minimum $1.00 per share requirement for continued listing. Nasdaq initially granted the Company 180 calendar days, or until November 15, 2021, to regain compliance with the Minimum Bid Price Requirement.

As subsequently reported on a Form 8-K filed with the SEC on November 16, 2021, on November 16, 2021, Nasdaq granted the Company an additional 180 calendar days, or until May 16, 2022 (the “Extension Period”), to regain compliance with the Minimum Bid Requirement. The extension had no immediate effect on the listing or trading of the common stock on the Nasdaq Capital Market. If, at any time before May 16, 2022, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by May 16, 2022, Nasdaq will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180-day extension period.

Upon delisting from the Nasdaq Capital Market, our stock would be traded over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market (together, “Exchange-listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed Stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the values of OTC stocks are often more volatile than Exchange-listed Stocks.   Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

The Company will continue to monitor the closing bid price of its common stock and seek to regain compliance with the Minimum Bid Price Requirement within the allotted compliance period; however, there can be no assurance that the Company will regain compliance with the Minimum Bid Requirement or that if the Company does appeal a subsequent delisting determination, that such appeal would be successful.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide any additional information requested by this item.

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

TOUGHBUILT INDUSTRIES, INC.

Date: November 22, 2021	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
36