Form 10-K
period 2021-12-31
Toughbuilt Industries, Inc
filed 2022-04-18
CIK 1668370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON
,
D
.
C
.
20549

FORM 10-K

☒
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
December 31
,
2021

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ until ______

Commission File Number: 001-38739

TOUGHBUILT INDUSTRIES
,
INC
.
(Exact name of Registrant as specified in its charter)

Nevada	46-0820877
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25371 Commercentre Drive , Suite 200 , Lake Forest , CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 528-3100

Securities registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TBLT	Nasdaq Capital Market
Series A Warrants	TBLTW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant as of June 30, 2021 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon the reported closing price of $0.8256 on the Nasdaq Capital Market on that date, was approximately $106,321,334.

As of April 14, 2022, the Registrant had
129,299,607
shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “ToughBuilt Industries, Inc.,” “ToughBuilt Industries,” “ToughBuilt,” the “Company,” “we,” “us,” “our” and similar references refer to ToughBuilt Industries, Inc., a Nevada corporation formerly known as Phalanx, Inc. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of ToughBuilt Industries, Inc. This Annual Report on Form 10-K also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, in particular, Part II Item 7 “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry, all of which were subject to various risks and uncertainties.

When used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and other factors.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

PART I

Item 1. Description of Business.

Overview

We were formed to design, manufacture, and distribute innovative tools and accessories to the building industry. We market and distribute various home improvement and construction product lines for both Do-It-Yourself (“DIY”) and professional markets under the TOUGHBUILT® brand name, within the global multibillion-dollar per year tool market. All of our products are designed by our in-house design team. Since our initial launch of product sales eight years ago, we have experienced annual sales growth from approximately $1,000,000 in 2013 to approximately $70,000,000 in 2021.

Since August 2013, pursuant to a Services Agreement (the “Belegal Services Agreement”), we have been collaborating with Belegal, a Chinese firm (“Belegal”), whose team of experts has provided ToughBuilt with additional engineering, sourcing services, and quality control support for our operations in China. Belegal assists us with supply chain management (process and operations in China) for our operations in China, among other things, facilitating the transmission of our purchase orders to our suppliers in China, conducting “in-process” quality checking and inspection, and shipping end-products manufactured in China to their final destinations. In accordance with the Belegal Services Agreement, we pay all of the monthly costs for payroll, overhead, and other operating expenses associated with Belegal’s activities on behalf of ToughBuilt.

Our business is currently based on development of innovative and state-of-the-art products, primarily in tools and hardware category, with particular focus on building and construction industry with the ultimate goal of making life easier and more productive for contractors and workers alike. Our three major categories contain a total of 11 product lines, consisting of (i) Soft Goods, which includes kneepads, tool bags, pouches and tool belts, (ii) Metal Goods, which consists of sawhorses, tool stands and workbench and (iii) Utility Products, which includes utility knives, aviation snips, shears, lasers and levels. The Company also has several additional categories and product lines in various stages of development.

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

We operate through the following subsidiaries: (i) ToughBuilt Industries UK Limited; (ii) ToughBuilt Mexico; (iii) ToughBuilt Armenia, LLC, and (iv) ToughBuilt Brazil.

Corporate History

We were incorporated in the State of Nevada on April 9, 2012, as Phalanx, Inc. We changed our name to ToughBuilt Industries, Inc. on December 29, 2015. On September 18, 2018, we effected a 1-for-2 reverse stock split of our common stock. We consummated our initial public offering pursuant to a registration statement on Form S-1 (File No: 333- 22610) declared effective by the SEC on November 8, 2018, and become an SEC Exchange Act reporting company pursuant to a Form 8-A (File No. 001-38739) on November 8, 2018. All share amounts and dollar amounts have been adjusted for the reverse stock splits.

Business Developments

The following highlights recent material developments in our business:

●	On February 17, 2021, we announced that we have grown our business from four stock keeping units (SKUs) to 25 SKUs with Toolstation, a Netherlands based company with over 60 stores in Benelux countries and one of the highly respected single-source suppliers of tools, accessories, and building products for professionals and serious do-it-yourselfers. These include current ranges of ToughBuilt’s steel sawhorse line, soft-sided tool storage, and kneepads and have been slotted for immediate placement in all stores and in Toolstation’s catalog;
●	In November 2021, we launched two new product lines, ToughBuilt lasers and levels, and fully integrated with our mobile application, ToughBuilt Connect, allowing professional and DIY builders to quickly measure rooms, seamlessly upload information to a smartphone, and create shareable information with the touch of a button;
●	In December 2021, we launched a new product line, the ToughBuilt Workbench, available for purchase across our strategic global partners and buying groups servicing over 14,400 stores worldwide;
●	In August 2021, we launched a new product line, the ToughBuilt utility knives;
●	In September 2021, we launched ToughBuilt Brazil;
●	In 2021, our online sales through Amazon totaled $12 million, an increase from $7 million for fiscal 2020, a 71% increase from 2020 to 2021; and
●	Since the beginning of 2021, we have raised a total of $87,266,719 in net proceeds in registered equity offerings.

Recent Developments

Recent developments of the Company are summarized below and have been previously disclosed in Current Reports on Form 8-K filed with the SEC:

●	On April 1, 2022, we held a virtual Special Meeting of Stockholders (the “Special Meeting”) where the Company’s stockholders voted on and approved an amendment to the Company’s Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s outstanding shares of common stock, par value $0.0001 per share, by a ratio between 1-for-100 and 1-for-200, at any time prior to December 31, 2022, the implementation and timing of which shall be subject to the discretion of the Company’s Board of Directors.

●	On February 15, 2022, we entered into a Securities Purchase Agreement dated as of February 15, 2022, as amended by the Letter Agreement dated as of February 18, 2022 (the “February Purchase Agreement”), with institutional investors named therein, pursuant to which we issued, in a registered direct offering (the “February Direct Offering”) through a prospectus supplement to the registration statement on Form S-3 (File No. 333-252630), which was initially filed on February 2, 2021 and declared effective by the SEC on February 8, 2021 (the “Second Form S-3”), an aggregate of $5,000,000 of preferred stock (split evenly among the Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F”), and Series G Convertible Preferred Stock, par value $0.0001 per share (“Series G”)). In a concurrent private placement, the Company also issued to such investors unregistered warrants to purchase up to an aggregate of 18,750,000 shares of the Company’s common stock, at an exercise price of $0.251 per share.

As compensation to H.C. Wainwright & Co., LLC (“Wainwright”), as the exclusive placement agent in connection with the offering, we paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised in the February Direct Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. We also issued to designees of Wainwright warrants to purchase up to 1,500,000 shares of common stock. The February Direct Offering closed on February 15, 2022.

●	On July 11, 2021, we entered into a Securities Purchase Agreement with several institutional and accredited investors named therein, pursuant to which we issued, in a registered direct offering (the “July Offering”) through a prospectus supplement to the Second Form S-3, an aggregate of 46,029,920 shares of its common stock and warrants (the “July Warrants”) to purchase up to an aggregate of 23,014,960 shares of common stock at a combined offering price of $0.869 per share and accompanying warrants, for gross proceeds of approximately $40,000,000. The July Warrants have an exercise price equal to $0.81 per share.

As compensation to Wainwright, as the exclusive placement agent in connection with the offering, the Company agreed to pay Wainwright a cash fee equal to 7% of the gross proceeds received in the July Offering and a management fee equal to 0.5% of the gross proceeds received in the July Offering and reimbursement of certain expenses and legal fees. We also issued to designees of Wainwright warrants to purchase up to 2,761,795 shares of common stock. The July Offering closed on July 14, 2021.

●	On May 19, 2021, we received a written notice (the “Nasdaq Initial Notice”) from the Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum closing bid price of $1.00 per share of the Company’s common stock (the “Minimum Bid Price Requirement”). The Initial Notice provided the Company 180 calendar days to regain compliance with Nasdaq Listing Rule 5550(a)(2). On November 16, 2021, we received a written letter (the “Extension Notice”) from the Listing Qualifications department of Nasdaq notifying us that Nasdaq has granted us an additional 180 calendar days, or until May 16, 2022, to regain compliance with the requirement for the Company’s common stock to maintain the Minimum Bid Price Requirement. The Extension Notice had no effect on the continued listing status of the Company’s common stock on the Nasdaq Capital Market.

●	On February 17, 2021, we announced that we have grown our business from four stock keeping units (SKUs) to 25 SKUs with Toolstation, a Netherlands based company with over 60 stores in Benelux countries and one of the highly respected single-source suppliers of tools, accessories, and building products for professionals and serious do-it-yourselfers. These include current ranges of ToughBuilt’s steel sawhorse line, soft-sided tool storage, and kneepads and have been slotted for immediate placement in all stores and in Toolstation’s catalog.

●	On February 2, 2021, we filed the Second Form S-3 containing a base prospectus covering the offering, issuance, and sale by us of up to $100,000,000 of our common stock, preferred stock, warrants, and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of our common stock that may be issued and sold under an At The Market Offering Agreement, dated February 1, 2021 (the “Second ATM Agreement,” and together with the At The Market Offering Agreement, dated December 7, 2020 (the “First ATM Agreement”), the “ATM Agreements”), we entered into with Wainwright, as sales agent.

Pursuant to the ATM Agreements for the shelf registration statement on Form S-3 (File No. 333-251185) filed on December 7, 2020 (the “First Form S-3”) and the Second Form S-3, Wainwright is entitled to a commission equal to 3.0% of the gross sales price per shares of common stock sold. A total of 18,616,338 shares of common stock having an aggregate sales price of $19,763,121 was sold through Wainwright pursuant to the First Form S-3, with net proceeds to us of approximately $19,107,000. From January 1, 2021 through March 11, 2021, the Company has raised approximately $21,900,000 through the sale of 16,319,271 shares of the Company’s common stock in connection with the Second ATM Agreement.

●	On January 19, 2021, we filed a prospectus supplement dated January 15, 2021 to the First Form S-3 to offer and sale additional shares of common stock having an aggregate value of $8,721,746 from time to time through Wainwright acting as sales agent.

Our Products

We create innovative products that help our customers build faster, build stronger, and work smarter. We accomplish this by listening to what our customers want and need and researching how professionals work, then we create tools that help them save time, hassle and money.

TOUGHBUILT® manufactures and distributes an array of high-quality and rugged tool belts, tool bags, and other personal tool organizer products. We also manufacture and distribute a complete line of knee pads for various construction applications, a variety of metal goods, including utility knives, aviation snips and shears and digital measures such as lasers and levels. Our line of job site tools and material support products consists of a full line of miter saw and table saw stands, saw horses/job site tables, roller stands and workbench. All of our products are designed and engineered in the United States and manufactured in China, India and the Philippines under our quality control supervision. We do not need government approval for any of our products.

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

Soft Goods

The flagship of the product line is the soft goods line that consists of over 100 variations of tool pouches, tool rigs, tool belts and accessories, tool bags, totes, variety of storage solutions, and office organizers/bags for laptop/tablet/cellphones, etc. Management believes that the breadth of the line is one of the deepest in the industry and has specialized designs to suit professionals from all sectors of the industry including plumbers, electricians, framers, builders, and more.

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

Metal Goods

Sawhorses and Work Support Products

The second major category consists of Sawhorses and Work Support products with unique designs and robust construction targeted for the most discerning users in the industry. The innovative designs and construction of the more than 15 products in this category have led to the sawhorses becoming among the best sellers of category everywhere they are sold. The newest additions in this category include several stands and work support products that are quickly gaining recognition in the industry and are expected to position themselves in the top tier products in a short time. Our sawhorse line, miter saw, table saw & roller stands and workbench are built to very high standards. Our sawhorse/jobsite table is fast to set up, holds 2,400 pounds, has adjustable heights, is made of all-metal construction, and has a compact design. We believe that these lines of products are slowly becoming the standard in the construction industry.

All of our products are designed in house to achieve features and benefits for not only the professional construction worker but also for the Do-It-Yourself person.

Electronic Goods

Digital measures and levels

TOUGHBUILT’s third major product line is the digital measure and levels. These digital measures are targeted towards the PROs for accurate job site measuring, to make sure the job is done right and in time. These digital measures help calculated what amount of construction product is needed to finish the job. Such as measure for floors, tile, and paint.

Below is just a sample of our offered products:

Tool Belt Sets	Contractor Pouches

Padded Belts	Laptop Bags

Bags & Totes	Rolling Bags

Saw Horses	Knee Pads

Utility Knives and Other Tools	Levelers and Measuring Tools

Our Business Strategy

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

TOUGHBUILT® products are available worldwide in many major retailers ranging from home improvement and construction products and services stores to major online outlets. Currently, we have placement in Lowes, Home Depot, Menards, Bunnings (Australia), Princess Auto (Canada), Dong Shin Tool PIA (S. Korea) as well as seeking to grow our sales in global markets such as Western and Central Europe, Russia and Eastern Europe, South America and the Middle East.

Retailers by region include:

●	United States: Lowe’s, Home Depot, Menards, Harbor Freight, ACE Hardware, Acme, TSC;
●	Canada: Princess Auto;
●	United Kingdom: TOOL STATION;
●	Australia: Kincrome, and Bunnings;
●	New Zealand: Kincrome, and Bunnings.
●	Russia: VSEInstrumenti.ru; and
●	South Korea: Dong Shin Tool PIA Co., Ltd.

We are actively expanding into markets in Mexico and other Latin American countries, South America, the Middle East and South Africa.

We are currently in product line reviews and discussions with Home Depot Canada, Do It Best, True Value, and other major retailers both domestically and internationally. A product line review requires the supplier to submit a comprehensive proposal which includes product offerings, prices, competitive market studies, and relevant industry trends, and other information. Management anticipates, within the near term, adding to its customer base up to three major retailers, along with several distributors and private retailers within six sectors and among fifty-six targeted countries.

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

Product and Services Diversification

TOUGHBUILT® is a singular brand with a driven team that is poised to scale into a highly recognized global entity. We aim to grow ToughBuilt with several significant subsidiaries in the next few years to become the hub/platform for professionals, DIYs (Do-It-Yourselfers), and passionate builders everywhere. Management anticipates that future subsidiaries will focus on licensing, gear, mobile, equipment rentals, and maintenance services.

New Products

Tools

In 2021, we launched the following product lines:

●	Lasers
●	Levels
●	Utility knives
●	Workbench

Mobile Device Products

Since 2013, we have been planning, designing, engineering, and sourcing the development of a new line of ToughBuilt mobile devices and accessories to be used in the construction industry and by building enthusiasts. We are planning to have our mobile device products ready to market in the first half of 2022 at which time we intend to commence marketing and selling our mobile device products to our current global customer base. We believe that an increasing number of companies in the construction industry are requiring their employees to utilize mobile devices not just to communicate with others but to utilize the special apps that will allow the construction workers to do their job better and more efficiently. All of our mobile devices are designed and built in accordance with IP-68 and to a military standard level of durability.

Our ruggedized mobile line of products was created to place customized technology and wide varieties of data in the palm of building professionals and enthusiasts such as contractors, subcontractors, foremen, general laborers, and others. We are designing the devices, accessories, and custom apps to allow the users to plan with confidence, organize faster, find labor and products faster, estimate accurately, purchase wisely, protect themselves, workers, and their business, create and track invoicing faster and easier.

During 2023, we intend to launch the following accessories: car charger, QI charger, car mounts, and earbud pack, and we will focus on sales in the following industries: construction, industrial, military, and law enforcement and “dotcoms.” During late 2023, we intend to launch our T.55 rugged mobile phones and earbud headphones, as well as a “T-Dock,” attachable battery, tri lens camera, and tough shield cover and accessories.

During early 2024, we also intend to launch applications for our mobile phones relating to the following topics:

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

Suppliers

The Company uses several suppliers in producing the Company’s products. The Company believes that it would be able to retain other suppliers in the event of a slow-down or loss of one or more of its current suppliers without a material adverse effect on the Company’s business operations, timeliness of delivery or quality of products.

Intellectual Property

We hold several patents and trademarks of various durations and believe that we hold, have applied for or license all of the patent, trademark, and other intellectual property rights necessary to conduct our business. We utilize trademarks (licensed and owned) on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and our Company, and in distinguishing our goods from the goods of others. We consider our ToughBuilt
®
, Cliptech
®
, and Fearless
®
trademarks to be among our most valuable intangible assets. Trademarks registered both in and outside the U.S. are generally valid for 10 years, depending on the jurisdiction, and are generally subject to an indefinite number of renewals for a like period on appropriate application.

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

We have not entered into any royalty agreements with respect to our intellectual property.

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

Human Capital Resources

As of April 14, 2022, we have a total of 185 employees, of which 185 are full-time employees, including our four executive officers, and a total of 20 independent contractors and consultants. We engage consultants on an as-needed basis to supplement existing staff. All of our employees, consultants, and contractors that are involved with sensitive and/or proprietary information have signed non-disclosure agreements. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.

Available Information

Our website address is
www.toughbuilt.com
. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investor Relations” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

Risks Related to Our Company

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $98.3 million at December 31, 2021, a net loss of approximately $37.5 million, and approximately $66.1 million of net cash used in operating activities for the year ended December 31, 2021. The accompanying consolidated financial statements in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such we believe that   additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the next twelve months from issuance of this Annual Report on Form 10-K. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company's ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company's ability to raise capital, management believes that there is substantial doubt in the Company's ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

We will require additional capital in order to achieve commercial success and
,
if necessary
,
to finance future losses from operations as we endeavor to build revenue
,
but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required
.

We may not be able to generate any profit in the foreseeable future. For the year ended December 31, 2021, we have a net loss of $37,525,898, compared to a net loss of $17,348,622 for the year ended December 31, 2020. Accordingly, there is no assurance that we will realize profits in fiscal 2022 or thereafter. If we fail to generate profits from our operations, we will not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our Company as a going concern. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short term to invest in revenue growth; however, we cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Our inability to generate profits could have an adverse effect on our financial condition, results of operations, and cash flows. See “
Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources
.”

We do not have a significant operating history and
,
as a result
,
there is a limited amount of information about us on which to make an investment decision
.

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

We have limited management and staff and will be dependent upon partnering arrangements
.

As of April 14, 2022, we have a total 20 independent contractors and consultants. Our dependence on third-party consultants and service providers creates a number of risks, including but not limited to, the possibility that such third parties may not be available to us as and when needed, and that we may not be able to properly control the timing and quality of work conducted with respect to our projects. If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price will be materially adversely affected.

The loss of any of our executive officers could adversely affect us
.

We currently only have four executive officers. We are dependent on the extensive experience of our executive officers to implement our acquisition and growth strategy, specifically, Michael Panosian, our President and Chief Executive Officer, and Joshua Keller, our Vice President of Research and Development. The loss of the services of any of our executive officers could have a negative impact on our operations and our ability to implement our strategy. Although we maintain a “key man” life insurance policy only for Michael Panosian but none for any of our other employees, our key man policy for Mr. Panosian is for $1 million and will be insufficient to recover any losses resulting by Mr. Panosian’s death while serving as our President and Chief Executive Officer.

We may be unable to attract necessary employees or be able to prevent our current employees from leaving our Company
.

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

If the hosts of third-party marketplaces limit our access to such marketplaces
,
our operations and financial results will be adversely affected
.

Third-party marketplaces account for a significant portion of our revenues. Our sales through online third-party marketplaces represented a combined 18.5]% of total sales for the fourth quarter ended December 31, 2021. We anticipate that sales of our products on third-party marketplaces will continue to account for a significant portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

We are highly dependent upon manufacturers in China
,
India and the Philippines and an interruption in such relationships or our ability to obtain products from them could adversely affect our business and results of operations
.

Our products are manufactured by factories located in China, India, and the Philippines. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors which are unforeseeable and may be beyond our control. For example, financial or operational difficulties that some of our manufacturers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing manufacturers or fail to find replacement or additional manufacturers in a timely manner and on acceptable commercial terms, we may not be able to continue to offer our products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business
.

A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs or damage to our reputation. Such disruptions may result from damage or destruction to our distribution centers, weather-related events, natural disasters, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor, shipping capacity, third-party contract disputes, supply or shipping interruptions or costs, military conflicts, acts of terrorism, public health issues, including pandemics or quarantines (such as the COVID-19 pandemic) and related shut-downs, re-openings or other actions by the government, civil unrest or other factors beyond our control. In recent years, U.S. ports, particularly those located on the West coast, have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events and natural disasters, which have been further exacerbated by the pandemic. Disruptions to our supply chain due to any of the factors listed above could negatively impact our financial performance or financial condition.

In addition, a significant percentage of the production, downstream processing and sales of our products occurs outside the United States or with vendors, suppliers or customers located outside the United States. If tariffs or other restrictions are placed by the United States on foreign imports from China, India or the Philippines or other countries, or any related counter-measures are taken, our business, financial condition, results of operations and growth prospects may be harmed. Tariffs may increase our cost of goods, which could result in lower gross margin on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products could potentially be reduced. In either case, increased tariffs on imports from China, India or the Philippines or other countries could materially and adversely affect our business, financial condition and results of operations. Trade restrictions and sanctions implemented by the United States or other countries, including sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine, could materially and adversely affect our business, financial condition and results of operations.

We are highly dependent upon manufacturers in China
,
India and the Philippines
,
which exposes us to complex regulatory regimes and logistical challenges
.

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

Our financial condition and results of operations for fiscal year 2022 may be adversely affected by the coronavirus outbreak
.

A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate or plan to operate could result in a health crisis adversely affecting the economies, financial markets and overall demand for our services in such areas. In addition, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines, or site closures, may interfere with the ability of our employees, suppliers and customers to perform their responsibilities. Such results could have a material adverse effect on our business.

The continued global COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. While we cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook related to:

●	reduction or volatility in demand for our products, which may be caused by, among other things: reduced online traffic and changes in consumer spending behaviors (e.g., consumer confidence in general macroeconomic conditions and a decrease in consumer spending);
●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;
●	impacts to our third-party marketplaces’ ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;
●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and
●	The further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic (e.g., vaccination requirements that have been and continue to be taken in response to the pandemic and enhanced health and hygiene requirements or social distancing or other measures), will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “
Risk Factors
” section.

The increase of commodity prices such as fuel
,
plastic and metal could negatively impact our profit margins
.

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for the parts of our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations. The Company’s cost base also reflects significant elements for freight, including fuel. Rapid and significant changes in commodity prices such as fuel, plastic and metal may negatively affect our profit margins.

The Company’s results of operations could be negatively impacted by inflationary or deflationary economic conditions which could affect the ability to obtain goods from our suppliers in a timely and cost-effective manner.

The Company’s profitability may be negatively impacted if the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives. Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices, and there can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.

If we are unable to manage the challenges associated with our international operations
,
the growth of our business could be limited and our business could suffer
.

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

If we fail to offer a broad selection of products at competitive prices or fail to maintain sufficient inventory to meet customer demands
,
our revenue could decline
.

In order to expand our business, we must successfully offer, on a continuous basis, a broad selection of products that meets the needs of our customers, including by being the first to market with new SKUs. Our products are used by consumers for a variety of purposes, including repair, performance, aesthetics and functionality. In addition, to be successful, our product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will be successful in offering products that meet all of these requirements. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences or we otherwise fail to maintain sufficient in-stock inventory, our revenue could decline.

As a result of our international operations
,
we have foreign exchange risk
.

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

We may never commercialize our new mobile device products
.

We began developing our new mobile device products with apps in 2018 and intend to introduce them and our ruggedized mobile phones in 2022. Even if we are successful in developing these new products, we will not be successful in commercializing them unless these products gain market acceptance. The degree of market acceptance of these products will depend on a number of factors, including, without limitation:

●	the competitive environment;
●	our ability to enter into strategic agreements with manufacturers; and
●	the adequacy and success of distribution, sales and marketing efforts.

Even if we successfully develop one or more of these products, we may not become profitable.

Our products could be recalled
.

The Consumer Product Safety Commission or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations. A recall could increase costs and adversely impact our reputation, and thereby negatively impact our financial condition, results of operations and cash flows.

Regulatory and Litigation Risks

Product liability claims and other kinds of litigation could affect our business
,
reputation
,
financial condition
,
results of operations and cash flows
.

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

Failure to comply with privacy laws and regulations and failure to adequately protect customer data could harm our business
,
damage our reputation and result in a loss of customers
.

Federal and state regulations may govern the collection, use, sharing and security of data that we receive from our customers. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, U.S. Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.

The regulatory framework for data privacy is constantly evolving
,
and privacy concerns could adversely affect our operating results
.

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

If we are unable to protect our intellectual property rights
,
our reputation and brand could be impaired and we could lose customers
.

We regard our trademarks, trade secrets and similar intellectual property rights important to our success. We rely on trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. However, any registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names, including
www.toughbuilt.com
, and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

If we are unable to protect our intellectual property
,
our business may be adversely affected
.

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

We may not be able to enforce our intellectual property rights throughout the world
.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property. If we are unable to adequately enforce our intellectual property rights throughout the world, our business, financial condition, and results of operations could be adversely impacted.

Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations
,
we could incur substantial judgments
,
fines
,
legal fees and other costs as well as reputational harm
.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business
,
cash flow
,
financial condition or results of operations
.

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

Existing or future government regulation could expose us to liabilities and costly changes in our business operations and could reduce customer demand for our products and services
.

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and ecommerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on ecommerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing emails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and ecommerce. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We may not maintain sufficient, or any, insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

Possible new tariffs that might be imposed by the United States government could have a material adverse effect on our results of operations
.

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

We operate in an industry with the risk of intellectual property litigation
.
Claims of infringement against us may hurt our business
.

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

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Since we operate on a global basis, our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations.

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

General Risk Factors

An investment in our securities is speculative and there can be no assurance of any return on any such investment
.

An investment in our securities is speculative and there can be no assurance that investors will obtain any return on their investment. Investors may be subject to substantial risks involved in an investment us, including the risk of losing their entire investment.

Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market, including the $1.00 minimum closing bid requirement
.

Our failure to maintain our listing and our common stock being de-listed from Nasdaq would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate price quotations on our common stock.

For example, on May 19, 2021, the Company received a written notice from the Listing Qualifications department of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum closing bid price of $1.00 per share of the Company’s common stock. The Initial Notice provided the Company 180 calendar days to regain compliance with Nasdaq Listing Rule 5550(a)(2). On November 16, 2021, the Company received a written letter from the Listing Qualifications department of Nasdaq notifying the Company that Nasdaq has granted the Company an additional 180 calendar days, or until May 16, 2022, to regain compliance with the requirement for the Company’s shares of common stock to maintain the Minimum Bid Price Requirement.

If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2), Nasdaq may de-list our common stock and consequently, it would likely have an adverse effect on the market liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities, and adversely affect our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future.

Certain provisions of our Articles of Incorporation could allow concentration of voting power in one individual
,
which may
,
among other things
,
delay or frustrate the removal of incumbent directors or a takeover attempt
,
even if such events may be beneficial to our stockholders
.

Provisions of our Articles of Incorporation, such as our ability to designate and issue a class of preferred stock without stockholder approval, may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving our Company that is not approved by our Board, even if those events may be perceived to be in the best interests of our stockholders. For example, one or more of our affiliates could theoretically be issued a newly authorized and designated class of shares of our preferred stock. Such shares could have significant voting power, among other terms. Consequently, anyone to whom these shares were issued could have sufficient voting power to significantly influence if not control the outcome of all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of the Board, and mergers and other business combinations involving our Company. In addition, through any such person’s control of the Board and voting power, the affiliate may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by our Company. In addition, the concentration of voting power in the hands of an affiliate could have the effect of delaying or preventing a change in control of our Company, even if the change in control would benefit our stockholders and may adversely affect the future market price of our common stock should a trading market therefor develop.

If you purchase shares of our common stock
,
you may experience immediate and substantial dilution in the net tangible book value of your shares
.
In addition
,
we may issue shares of common stock pursuant to our equity incentive plans and additional equity or convertible debt securities in the future
,
which may result in additional dilution to investors
.

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

Our stock price has been, and may continue to be, volatile.

The market price of our common stock has been, and may continue to be, subject to material volatility. Such fluctuations could be in response to, among other things, the factors described in this “
Risk Factors
” section, or other factors, some of which are beyond our control, such as:

•	the ongoing impacts of the COVID-19 pandemic and resulting impact on stock market performance;

•	fluctuations in our financial results or outlook, or those of companies perceived to be similar to us;

•	changes in the prices of commodities associated with our business;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;

•	regulatory developments;

•	litigation involving us or our general industry;

•	additions or departures of key personnel; and

•	changes in general economic, industry and market conditions.

Furthermore, stock markets have experienced price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes and international currency fluctuations, may negatively affect the market price of our common stock.

Additionally, the global economy and financial markets may be adversely affected by geopolitical events, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine.

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business. Any insurance we maintain may not provide adequate coverage against potential losses from such securities litigation, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which would harm our financial condition and results of operations.

We may need
,
but be unable
,
to obtain additional funding on satisfactory terms
,
which could dilute our stockholders or impose burdensome financial restrictions on our business
.

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

The requirements of being a public company may strain our resources
,
divert management
’
s attention and affect our results of operations
.

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

New laws
,
regulations
,
and standards relating to corporate governance and public disclosure may create uncertainty for public companies
,
increasing legal and financial compliance costs and making some activities more time consuming
.

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

As a public company subject to these rules and regulations, we may find it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult in the future for us to attract and retain qualified members of our Board, particularly to serve on its Audit Committee and Compensation Committee, and qualified executive officers.

As an
“
emerging growth company
”
under applicable law
,
we will be subject to lessened disclosure requirements
,
which could leave our stockholders without information or rights available to stockholders of more mature companies
.

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

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock
,
our stock price and trading volume could decline
.

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

We do not currently intend to pay dividends on our common stock in the foreseeable future
,
and consequently
,
your ability to achieve a return on your investment will depend on appreciation in the price of our common stock
.

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

Anti-takeover provisions in our charter documents and Nevada law could discourage delay or prevent a change of control of our Company and may affect the trading price of our common stock
.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Control Shares Acquisition Act may discourage, delay or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition. In addition, our Articles of Incorporation and Amended and Restated Bylaws (“Bylaws”) may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, our Articles of Incorporation and Bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our Board in response to a takeover attempt;
●	provide that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office, except a vacancy occurring by reason of the removal of a director without cause shall be filled by vote of the stockholders; and
●	limit who may call special meetings of stockholders.

These provisions could have the effect of delaying or preventing a change of control, whether or not it is desired by, or beneficial to, our stockholders.

The security of our information technology systems may be compromised in the event of system failures, unauthorized access, cyberattacks or a deficiency in our cybersecurity, and confidential information, including non-public personal information that we maintain, could be improperly disclosed.

We rely extensively on information technology and systems including internet sites, data hosting, physical security, and software applications and platforms. Despite our security measures, our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, power outages, user errors or catastrophic events. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems, by our employees, others with authorized access to our systems or unauthorized persons could negatively impact or interrupt operations. The use of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems or our third-party systems. We could also experience a business interruption, theft of confidential information or reputational damage from malware or other cyberattacks, which may compromise our systems or lead to data leakage, either internally or at our third-party providers.

As part of our business, we maintain large amounts of confidential information, including non-public personal information on customers and our employees. Breaches in security, either internally or at our third-party providers, could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Although we maintain information security policies and systems designed to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur.

Any such business interruption, theft of confidential information or reputational damage from malware or other cyberattacks, or violation of personal information laws, could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 8,300 square feet of office space at 25371 Commercentre Drive, Suite 200, Lake Forest, CA 92630 as our principal executive offices. We believe these facilities are in good condition and satisfy our operational requirements.

We entered into a lease for office space at 8669 Research Drive, in Irvine, CA, which is to replace the current corporate headquarters, which is set to expire on November 30, 2024. This lease commenced on December 1, 2019, with no rent due until April 1, 2020. From April 1, 2020, through March 31, 2025, base rent will be due on the first of each month in the amount of $25,200. The Company paid an initial amount of $68,128 compromising the rent for April 2020, a security deposit, and the amount due for property taxes, insurance, and association fees. The base rent shall be adjusted on the following dates as follows:

12/1/2020-11/30/2021	$26,208
12/1/2021-11/30/2022	$27,256
12/1/2022-11/30/2023	$28,347
12/1/2023-11/30/2024	$29,480

The lease otherwise contains commercially market terms as to events of default and termination and the like.

We also intend to seek additional leased space, which will include some warehouse facilities, as our business efforts increase.

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

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as described below, we are not presently a party to any material pending or threatened legal proceedings.

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

The Company and Mr. Panosian satisfied the Judgments on September 14, 2018, by payment of $252,949 to Plaintiff Minassian and by issuing Plaintiff Minassian 376,367 shares of common stock of the Company. On October 18, 2018, the Company and Mr. Panosian filed a Notice of Appeal from the Order denying their motion for relief from the above-referenced default judgment.

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court’s order denying ToughBuilt’s motion for relief from the default judgment and directing the trial court to grant ToughBuilt’s motion for relief, including allowing ToughBuilt to file an Answer and contest Plaintiff Minassian’s claims.

The appellate court recently issued a remittitur officially transferring the matter from the appellate court back to the trial court for further proceedings consistent with its ruling, and the Company and Mr. Panosian have filed an Answer to the Complaint. The trial court has not yet set a trial date, and discovery, in this case, is just now beginning. The Company intends to vigorously defend the Complaint and seek to recover the compensation and stock previously paid to satisfy the now-vacated default judgment. The Company believes it has a strong position, but cannot quantify the likelihood that it will prevail in the above litigation, or any likely liability or recoveries, because of the current status of the case and the unpredictability of litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on Nasdaq Capital Market under the symbol “TBLT,” and warrants under the symbol “TBLTW.” Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

On April 1, 2022, the closing price for our common stock and warrants as reported on the Nasdaq Capital Market was $0.1567 per share and $0.075, respectively.

Holders of Common Stock

On April 14, 2022, there were 151 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and other factors that our Board deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Unregistered Sales of Equity Securities

Issuance of Warrants

As previously reported by the Company on a Current Report on Form 8-K filed with the SEC on February 17, 2022, on February 15, 2022, the Company entered into the February Purchase Agreement with institutional investors named therein, pursuant to which the Company issued, in a registered direct offering, an aggregate of $5,000,000 of Preferred Stock (split evenly among Series F and Series G, the “Preferred Stock”)). The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 12,500,000 shares of common stock of the Company upon the conversion of Series F and into an aggregate of 12,500,000 shares of common stock of the Company upon the conversion of Series G, at a conversion price of $0.20 per share each. Though the Preferred Stock and the underlying shares of common stock were offered pursuant to the Second Form S-3, in a concurrent private placement, the Company also issued to such investors unregistered warrants (the “February Warrants”) to purchase up to an aggregate of 18,750,000 shares of the Company’s common stock, at an exercise price of $0.251 per share.

The February Warrants will be exercisable on the date that is the later of (a) the consummation of either a stockholder vote on the proposal to authorize the Board to effect a reverse stock split (the “Reverse Stock Split”) or increase the authorized shares of the Company’s common stock; and (b) six months after the date of issuance, and will have a term of 5 years from the initial exercise date. The offering closed on February 15, 2022.

As compensation to Wainwright, as the exclusive placement agent in connection with the offering, the Company paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised in the February Direct Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of Wainwright warrants to purchase up to 1,500,000 shares of Common Stock (the “Wainwright February Warrants”). The Wainwright February Warrants are exercisable for $0.25 per share and become exercisable on the date that is the later of (a) the consummation of either a stockholder vote on the proposal to authorize the Company’s Board to effect a Reverse Stock Split or increase the authorized shares of the Company’s common stock; and (b) six months after the date of issuance, and will expire on February 15, 2027.

The Company received net proceeds of approximately $4,350,000 from the offering, after deducting the estimated offering expenses payable by the Company, including the fees payable to Wainwright.

The Company issued the February Warrants and the Wainwright February Warrants pursuant to the exemption from the registration requirements of the Securities Act, available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated thereunder.

Issuance of Series E Preferred Stock

As previously reported by the Company on Forms 8-K filed with the SEC on November 23, 2020 and April 1, 2021, on November 20, 2020, an institutional investor (the “Investor”) exchanged its Series A Senior Secured Convertible Note, Series B Senior Convertible Note, and common stock purchase warrants originally purchased pursuant to a Securities Purchase Agreement, dated August 19, 2019 (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Investor exchanged its securities and agreed to extinguish its first priority lien on all of the assets of the Company for (i) a cash payment of $744,972; (ii) 1,850,000 shares of the Company’s common stock; (iii) a warrant to purchase up to an aggregate of 575,000 shares of the common stock for $1.00 per share, subject to anti-dilution protection, until August 19, 2024; and (iv) nine shares of Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) of the Company. On March 26, 2021, the Company issued nine shares of such Series E Preferred Stock to the Investor. The Company issued foregoing shares of common stock, warrant and Series E Preferred Stock in reliance upon Section 3(a)(9) of the Securities Act as involving an exchange by the Company exclusively with its security holders.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements
.
” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report. In this discussion, we may use certain non-generally accepted accounting principles (GAAP) financial measures. An explanation of these non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

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

Our three major categories contain a total of 11 product lines, consisting of (i) Soft Goods, which includes kneepads, tool bags, pouches and tool belts, (ii) Metal Goods, which consists of sawhorses, tool stands and workbench and (iii) Utility Products, which includes utility knives, aviation snips, shears, lasers and levels. The Company also has several additional categories and product lines in various stages of development.

We are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

As discussed below, while the Company has faced the impacts of COVID-19 and inflation, we have been able to obtain significant revenue growth between fiscal 2020 and 2021 of 77.58%. Notwithstanding, we have incurred substantial operating losses since our inception and anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can commercialize our technology currently in development. In their audit report included in this Form 10-K, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. To fund our operations and grow our business, we will require to fund our capital requirements through the sale of debt or equity securities or other arrangements to fund operations. There can be no assurances that will be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. See “
Liquidity and Capital Resources; Going Concern
” below and Item 1A. Risk Factors “
Going Concern
” and “
We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required.”

Business Developments

We remain committed to expanding our product offerings and market share. The following highlights recent material developments in our business in fiscal 2021:

●	On February 17, 2021, we announced that we have grown our business from four stock keeping units (SKUs) to 25 SKUs with Toolstation, a Netherlands based company with over 60 stores in Benelux countries and one of the highly respected single-source suppliers of tools, accessories, and building products for professionals and serious do-it-yourselfers. These include current ranges of ToughBuilt’s steel sawhorse line, soft-sided tool storage, and kneepads and have been slotted for immediate placement in all stores and in Toolstation’s catalog;
●	In November 2021, we launched two new product lines, ToughBuilt lasers and levels, and fully integrated with our mobile application, ToughBuilt Connect, allowing professional and DIY builders to quickly measure rooms, seamlessly upload information to a smartphone, and create shareable information with the touch of a button;
●	In December 2021, we launched a new product line, the ToughBuilt Workbench, available for purchase across our strategic global partners and buying groups servicing over 14,400 stores worldwide;
●	In August 2021, we launched a new product line, the ToughBuilt utility knives;
●	In September 2021, we launched ToughBuilt Brazil;
●	In 2021, our online sales through Amazon totaled $12 million, an increase from $7 million for fiscal 2020, a 71% increase from 2020 to 2021; and
●	Since the beginning of 2021, we have raised a total of $87,266,718.86 in net proceeds in registered equity offerings.

Key factors affecting our performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Seasonality

Our business is a seasonal business as a result of our China-based production. For the first calendar quarter, we are not able to ship our products from China due to the hiatus as a result of their New Year holidays. We typically make up the lost sales from the first calendar quarter in the subsequent quarters.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese facilities were temporarily closed for a period of time but have been reopened. Depending on the progression of the outbreak, including new variants of the coronavirus, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus, including variants thereof, continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees.

Since the beginning of 2020, COVID-19 has become a global pandemic. As a result of the measures implemented by governments around the world, our business operations have been directly affected. In particular, we experienced a significant decline in demand for our licensed products as a result of different priorities for medical treatments emerging, thereby causing a delay of actinic keratosis treatment for most patients. Our revenue was directly affected by the global COVID-19 pandemic starting in mid-March of 2020. From that point on, rising infection rates and the resulting American Academy of Dermatology’s official recommendation to care for patients through remote diagnosis and treatment (telehealth) led to significantly declining patient numbers and widespread, albeit temporary, physician practice closures. Revenue from product sales for the twelve months of 2020 declined by about $7.3 million, or 28.0%, when compared to the same period in 2019. In order to mitigate the risk from COVID-19, we took expedited measures to reduce operating expenses and preserve cash, including headcount reductions, mandatory furloughs, freezing of hiring and discretionary spend, and voluntary salary reductions from the senior leadership. During the COVID-19 pandemic, we focused our sales strategy in the U.S. market on our flagship product Ameluz
®
and delayed the targeted re-launch to improve the positioning of our licensed product Xepi
®
.

Due to the above management initiatives, lifting of some of the government restrictions and reopening of our customers’ businesses, our revenue recovered quickly since March 2021. As COVID-19 vaccines started to roll-out to the general public in March 2021, we experienced an increase in patients willing to undergo treatment for actinic keratosis. In the fourth quarter of 2021, we again saw a seasonally strong increase in sales. Revenue from product sales was $24.0 million for the year end December 31, 2021, as compared to $18.8 million for year-end December 31, 2020, indicating a revenue recovery from the global COVID-19 pandemic. Due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof.

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for the parts of our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of product as they may substitute lower cost materials to maintain pricing levels. Rapid and significant changes in commodity prices may negatively affect our profit margins if the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives. To offset increased prices charged by our manufacturers and increased shipping rates, we increased the prices of our products in 2021.

Supply Chain

We acquire a majority of our products from manufacturers and distributors located in China, India and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of other qualified suppliers. We increased our inventory from $8,915,345 at December 31, 2020 to $38,432,012 at December 31, 2021. Due to our increased inventory levels in 2021, the supply chain disruptions in 2021 have not had a material adverse effect on our operations and we do not currently anticipate that any continue supply chain disruptions will have a material adverse effect on our operations for fiscal 2022. See “
Item 1A. Risk Factors; Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.
”

Nasdaq
Notification; Reverse Stock Split

As initially disclosed on the Current Report on Form 8-K filed on May 19, 2021 with the Securities and Exchange Commission (the “SEC”), on May 19, 2021, the Company received written notification from Nasdaq notifying the Company that it had failed to comply with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the bid price for the Company’s common stock for 30 consecutive business days prior to such date had closed below the minimum $1.00 per share requirement for continued listing. Nasdaq initially granted the Company 180 calendar days, or until November 15, 2021, to regain compliance with the Minimum Bid Price Requirement.

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

As reported by the Company on a Form 8-K filed with the SEC on April 4, 2022, on April 1, 2022, the Company held a virtual Special Meeting of Stockholders (the “Special Meeting”) where the Company’s stockholders voted on and approved an amendment to the Company’s Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s outstanding shares of common stock, par value $0.0001 per share, by a ratio between 1-for-100 and 1-for-200, at any time prior to December 31, 2022, the implementation and timing of which shall be subject to the discretion of the Company’s Board of Directors (the “Reverse Stock Split”).

At the Special Meeting, the combined holders of 1,328,750,717 shares of the Company’s voting stock entitled to notice of and to vote at the Special Meeting were represented in person or by proxy, representing approximately 95% of the 1,392,897,556 outstanding voting shares as of the close of business on February 15, 2022 (the “Record Date”), and thereby represented a quorum pursuant to the Nevada Revised Statutes and the Company’s bylaws for the transaction of business at the Special Meeting.

As of the filing date of this Form 10-K, the Board has not determined the Reverse Stock Split ratio is expected to do The Company intends effecting the Reverse Stock Split shortly after filing this Annual Report on Form 10-K at a ratio to be determined by the Board.

Reasons for the Reverse Stock Split

The Board believes that effecting the Reverse Stock Split will increase the price of our common stock which would, among other things, help us to:

•	meet certain listing requirements of the Nasdaq Capital Market;
•	appeal to a broader range of investors to generate greater interest in the Company; and
•	improve perception of our common stock as an investment security.

In order to procure the vote necessary to effect the Reverse Stock Split, on February 15, 2022 we closed a preferred stock financing, in which we issued 2,500 shares of Series F Preferred Stock, with an aggregate stated value of $2,500,000, and 2,500 shares of Series G Preferred Stock, with an aggregate stated value of $2,500,000. The Series F Preferred Stock became convertible into an aggregate of 12,500,000 shares of common stock and the Series G Preferred Stock became convertible into an aggregate of 12,500,000 shares of common stock on the date of issuance. The terms of the Series F Preferred Stock are set forth in a Certificate of Designation governing the Series F Preferred Stock filed with the Nevada Secretary of State and effective on February 15, 2022. The terms of the Series G Preferred Stock are set forth in a Certificate of Designation governing the Series G Preferred Stock filed with the Nevada Secretary of State and effective on February 15, 2022.

Except as set forth in the Certificates of Designation governing the Series F Preferred Stock and Series G Preferred Stock, the shares of Series F Preferred Stock and Series G Preferred Stock do not have any voting rights except with respect to the sole proposal in this Proxy Statement. With respect to the Reverse Stock Split, each share of Series F Preferred Stock is entitled to 3,998 votes on such proposal, and each share of Series G Preferred Stock is entitled to 500,000 votes on such proposal, which is referred to as supermajority voting, provided, that the votes by holders of Series G Preferred Stock will be counted in the same proportion as the aggregate votes cast by the holders of common stock who vote on such proposal at the Special Meeting. Except as set forth in the Certificates of Designation governing the Series F Preferred Stock and Series G Preferred Stock, the holders of Series F Preferred Stock and Series G Preferred Stock are not entitled to vote on any other matter. We had to provide the investors purchasing Series F Preferred Stock and Series G Preferred Stock these negotiated terms, including the supermajority voting, in order to provide necessary financing to the Company to fund its operations and to secure investors committed to voting for the Reverse Stock Split. The shares of Series F Preferred Stock and Series G Preferred Stock are outstanding as of the Record Date for this Special Meeting.

Appeal to a Broader Range of Investors to Generate Greater Investor Interest in the Company

An increase in our stock price may make our common stock more attractive to investors. Brokerage firms may be reluctant to recommend lower-priced securities to their clients. Many institutional investors have policies prohibiting them from holding lower-priced stocks in their portfolios, which reduces the number of potential purchasers of our common stock. Investment funds may also be reluctant to invest in lower-priced stocks. Investors may also be dissuaded from purchasing lower-priced stocks because the brokerage commissions, as a percentage of the total transaction, tend to be higher for such stocks. Moreover, the analysts at many brokerage firms do not monitor the trading activity or otherwise provide coverage of lower-priced stocks. Giving the Board the ability to effect the Reverse Stock Split, and thereby increase the price of our common stock, would give the Board the ability to address these issues if it is deemed necessary.

Improve the Perception of Our Common Stock as an Investment Security

The Board believes that effecting the Reverse Stock Split is one potential means of increasing the share price of our common stock to improve the perception of our common stock as a viable investment security. Lower-priced stocks have a perception in the investment community as being risky and speculative, which may negatively impact not only the price of our common stock, but also our market liquidity.

Certain Risks Associated with the Reverse Stock Split

Even if a reverse stock split is effected, some or all of the expected benefits discussed above may not be realized or maintained. The market price of our common stock will continue to be based, in part, on our performance and other factors unrelated to the number of shares outstanding. The Reverse Stock Split will reduce the number of outstanding shares of our common stock without reducing the number of shares of available but unissued common stock, which will also have the effect of increasing the number of shares of common stock available for issuance. The issuance of additional shares of our common stock may have a dilutive effect on the ownership of existing stockholders. The current economic environment in which we operate, the debt we carry, along with otherwise volatile equity market conditions, could limit our ability to raise new equity capital in the future. See
“Risk Factors --
Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market, including the $1.00 minimum closing bid requirement”

Results of Operations

The Fiscal Year Ended December 31, 2021 compared to the Fiscal Year Ended December 31, 2020

Revenues

Revenues, net of allowances, for the years ended December 31, 2021 and 2020 were $70,026,324 and $39,433,617, respectively, consisted of metal goods and soft goods sold to customers. Revenues increased in 2021 over 2020 by $30,592,707, or 77.58%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing customers and new customers, and introduction and sale of new soft goods products and electronic goods to our customers. Amazon sales increased from approximately $7 to approximately $12 million.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2021 and 2020 was $50,912,513 and $26,572,722, respectively. Cost of goods sold increased in 2021 over 2020 by $24,339,791, or 91.6%, primarily due to the increase in the cost of steel and plastics polyester needed to manufacture metal goods and soft goods, an increase in labor cost in China, high inflation rates, as well as increased prices in tariffs and shipping rates. Cost of goods sold as a percentage of revenues in 2021 was 72.70%, as compared to cost of goods sold as a percentage of revenues in 2020 of 67.39%. We expect to reverse the trend and reduce our cost of goods sold as a percentage of revenue as we achieve operational efficiencies in production and work with automated state-of-the-art factories to manufacture our product lines.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, litigation expense, and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the years ended December 31, 2021 and 2020 were $51,434,180 and $22,191,041, respectively. SG&A Expenses increased in 2021 over 2020 by $29,243,139, or 131.78%, primarily due to hiring additional employees and engaging additional independent contractors and consultants (e.g., industrial designers, sales, operations and accounting staff, and a human resource team) to grow the Company, of which increased the total number of employees, independent contractors and consultants to 184 as of December 31, 2021. SG&A Expenses in 2021 as a percentage of revenues was 73.47%, as compared 56.27% in 2020. We expect our SG&A Expenses will continue to increase as the Company plans to bring professional management team and staff on Board, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Research and Development

Research and development costs (the “R&D”) for the years ended December 31, 2021 and 2020 were $6,980,453 and $5,056,811, respectively. R&D costs increased in 2021 over 2020 by $1,923,642 or 38.04% primarily due to the costs incurred in developing new tools, a ruggedized mobile device, software applications to run on the mobile device related to construction industry, and stock-based compensation expense and bonuses to R&D management team. We expect R&D costs to continue to increase/decrease as the Company embarks on developing new tools for the construction industry, and the attachments for the ruggedized mobile device with new software applications.

Other income (expense)

During the year ended December 31, 2021, we recognized income of $2,661,076 of change in fair value of warrant liabilities. During the year ended December 31, 2020, we recognized $1,810,712 from a loss on exchange transaction. In addition, during the years ended December 31, 2021 and 2020, we recognized interest expense of $297,931 and $1,150,953, respectively.

Net loss

Due to factors set forth above, we recognized a net loss of $37,525,898 and $17,348,622 for the years ended December 31, 2021 and 2020, respectively. The large net loss is mainly attributable to building our team to meet the demand for current product lines and new product lines in design, as well as a high increase in cost of goods sold prices, as noted above.

Liquidity and Capital Resources; Going Concern

At December 31, 2021, we had $7,472,224 cash on hand and $18,179,933 in accounts receivable, net. Although our sales increased by 77.58% during the year ended December 31, 2021, compared to the same period in 2020, we are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements included in this Form 10-K, the Company had an accumulated deficit of approximately $98.3 million at December 31, 2021, a net loss of approximately $37.5 million, and approximately $66.1 million of net cash used in operating activities for the year ended December 31, 2021. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it will be able to effectively market its products and technology currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not currently have sufficient capital to fund its operations from the next 12 months. For the 12 months from issuance of this Annual Report on Form 10-K and the subsequent 12 months, the Company intends to fund its capital requirements through the sale of debt or equity securities or other arrangements to fund operations. However, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company's ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company's ability to raise capital, management believes that there is substantial doubt in the Company's ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

The Company has conducted the following public and private offerings in since the beginning of the 2020 fiscal year. The net proceeds of each offering were for working capital purposes:

Registered Direct Offering on Form S-3 (February 2022)

On February 15, 2022, the Company entered into the February Purchase Agreement with institutional investors named therein pursuant to which the Company issued, in a registered direct offering, an aggregate of $5,000,000 of Preferred Stock (split evenly among Series F and Series G). The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 12,500,000 shares of common stock of the Company upon the conversion of Series F and into an aggregate of 12,500,000 shares of common stock of the Company upon the conversion of Series G, at a conversion price of $0.20 per share each. The Preferred Stock and the underlying shares of common stock were offered pursuant to the Second Form S-3. In a concurrent private placement, the Company also issued to such investors unregistered warrants to purchase up to an aggregate of 18,750,000 shares of the Company’s common stock, at an exercise price of $0.251 per share. The February Warrants will be exercisable on the date that is the later of (a) the consummation of either a stockholder vote on the proposal to authorize the Board to effect the Reverse Stock Split or increase the authorized shares of the Company’s common stock; and (b) six months after the date of issuance, and will have a term of 5 years from the initial exercise date.

The February Purchase Agreement contained customary representations and warranties and agreements of the Company and the institutional investors named therein and customary indemnification rights and obligations of the parties. The offering closed on February 15, 2022.

As compensation to Wainwright, as the exclusive placement agent in connection with the offering, the Company paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised in the February Direct Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of Wainwright warrants to purchase up to 1,500,000 shares of common stock. The warrants are exercisable for $0.25 per share and become exercisable on the date that is the later of (a) the consummation of either a stockholder vote on the proposal to authorize the Board to effect a Reverse Stock Split or increase the authorized shares of the Company’s common stock; and (b) six months after the date of issuance, and will expire on February 15, 2027.

The Company received net proceeds of approximately $4,350,000 from the offering, after deducting the estimated offering expenses payable by the Company, including the fees payable to Wainwright. The Company intends to use has used and will continue to use the net proceeds from the February Direct Offering for working capital purposes.

The Company issued the February Warrants and warrants to Wainwright pursuant to the exemption from the registration requirements of the Securities Act, available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated thereunder.

Registered Direct Offering on Form S-3 (July 2021)

As previously reported by the Company on a Current Report on Form 8-K filed with the SEC on July 14, 2021, on July 11, 2021, the Company entered into a Securities Purchase Agreement, dated July 11, 2021 (the “July Purchase Agreement”) with several institutional and accredited investors pursuant to which the Company agreed to issue and sell in a registered direct offering an aggregate of 46,029,920 shares (the “July Shares”) of its common stock and warrants to purchase up to an aggregate of 23,014,960 shares of common stock at a combined offering price of $0.869 per share and accompanying warrant, for gross proceeds of approximately $40,000,000. The July Warrants have an exercise price equal to $0.81 per share, and are immediately exercisable until the fifth anniversary of the date of issuance.

The net proceeds to the Company from the July Offering were approximately $36,325,000, after deducting placement agent fees and expenses payable by the Company. The Company intends to use the net proceeds from the July Offering for working capital purposes. The July Offering closed on July 14, 2021.

Pursuant to an engagement letter, dated July 10, 2021 (the “July Engagement Letter”), with Wainwright, the Company agreed to pay Wainwright a cash fee equal to 7.0% of the gross proceeds received in the July Offering and a management fee equal to 0.5% of the gross proceeds received in the July Offering. The Company also agreed to pay Wainwright $25,000 for non-accountable expenses, up to $50,000 for fees and expenses of legal counsel and other reasonable and customary out of-pocket expenses, and $15,950 for clearing fees.

Also, pursuant to the July Engagement Letter, the Company, in connection with the July Offering, issued to Wainwright and its designees warrants to purchase an aggregate of 2,761,795 shares of its common stock (which represents 6.0% of the July Shares sold to investors in the July Offering) at an exercise price equal to 125% of the offering price in the offering, or $1.08625 (the “Wainwright July Warrants”). The Wainwright July Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

The July Shares sold under the July Purchase Agreement, the issuance of the July Warrants and the Wainwright July Warrants, and the shares issuable pursuant to the July Warrants and the Wainwright July Warrants were offered and sold pursuant to the Company through a prospectus supplement pursuant to the Second Form S-3. The Company has filed with the SEC the prospectus supplement, together with the accompanying base prospectus, used in connection with the offer and sale of the securities.

Other Financings

On February 2, 2021, the Company filed the Second Form S-3 containing a base prospectus covering the offering, issuance and sale by the Company of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second S-3 was declared effective by the SEC on February 8, 2021. The Company terminated the First S-3 simultaneously with the filing of the Second S-3. From February 2021 to July 2021, the Company sold an aggregate of 18,826,177 shares of common stock through the Wainwright under the Second S-3 with net proceeds of $24,602,110, after deducting underwriting discounts and expenses.

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the First Form S-3 for the offer and sale of shares of common stock having an aggregate value of $8,721,746 from time to time through Wainwright, as sales agent, pursuant to the First ATM Agreement. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14.9 million shares of the Company’s common stock with net proceeds of $16,242,904 after deducting underwriting discounts and expenses.

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

On January 28, 2020, the Company closed on a public offering of 4.5 million shares of common stock and 49.45 million warrants (each exercisable into 1/20 th
of a share of common stock for a total of 2.4725 million shares of common stock) from which it received net proceeds of $8,549,470, after deducting underwriting discounts and expenses. On February 24, 2020, the Company closed on the public offering of 445,000 additional shares of common stock for net proceeds of $839,270, after deducting underwriting discounts and expenses, due to the exercise of the over-allotment option issued to the underwriter in January 28, 2020 public offering.

Cash Flows

Net cash flows used in operating activities for the year ended December 31, 2021 was $66,184,477, attributable to a net loss of $37,525,898, offset by depreciation expense of $1,839,069, change in fair value of warrant liabilities of $2,661,076, $588,221 of warrant issuance costs, stock-based compensation expense of $245,548, amortization of capitalized contract costs of $640,059, common stock issued for services of $189,000, and net increase in operating assets of $37,388,850 and a net increase in liabilities of $7,889,450. The Company offered cash discounts to its customers and factors to accelerate payments of accounts receivable. In addition, the Company negotiated extended payment terms with its suppliers, vendors and related parties to conserve its cash. Net cash flows used in operating activities for the year ended December 31, 2020 was $25,063,170, attributable to a net loss of $17,348,662, offset by depreciation expense of $626,652, amortization of original issuance of debt discount and debt issuance cost and non-cash inducement cost for debt conversion of $820,877, stock-based compensation expense of $425,264, common stock issued for services of $572,400, loss on exchange transaction of $1,810,712 and net increase in operating assets of $16,670,570, and net decrease in liabilities of $4,486,767. The Company offered cash discounts to its customers and factors to accelerate payments of accounts receivable. In addition, the Company negotiated extended payment terms with its suppliers, vendors and related parties to conserve its cash.

Net cash used by investing activities for the year ended December 31, 2021 was $11,300,828 for the purchase of property and equipment. There was net cash provided by investing activities for the year ended December 31, 2020 of $502,053, attributable to cash paid for purchase of property and equipment and the proceeds of a note receivable.

Net cash provided by financing activities for the year ended December 31, 2021 was $82,762,679, primarily attributable to the net cash proceeds of $5,412,540 received from exercise of warrants, cash proceeds of $77,941,089 provided for issuance of stock and repayments of $590,950 from loans payable to factor
.
Net cash provided by financing activities for the year ended December 31, 2020 was $26,730,904 primarily attributable to net cash proceeds from the sales of common stock and warrants, offset by repayments of Series D Preferred Stock.

We recorded a net increase in cash of $5,277,374 for the year ended December 31, 2021.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2021 and as for the 12 months thereafter:

Contractual Obligations	As of December 31, 2021	For the fiscal year ended December 31, 2022
Operating lease obligations

Total Contractual Obligations

We intend to fund our contractual obligations with working capital.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

See the footnotes to our audited financial statements for the year ended December 31, 2021, included with this annual report.

Management believes that the following critical accounting policy involves more significant judgments and estimates in the preparation of its consolidated financial statements:

Warrant liabilities: The Company records warrants that do not meet the criteria for equity treatment as liabilities. Accordingly, the Company classifies such respective warrants at their fair value and adjusts the warrants to fair value in respect of each reporting period. Any significant changes in our stock price, risk-free rates, dividend yield or volatility, could materially affect the fair value of warrant liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company qualifies as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TOUGHBUILT INDUSTRIES
,
INC
.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
ToughBuilt Industries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ToughBuilt Industries, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations
,
shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Costa Mesa, California
April
15
, 2022

TOUGHBUILT INDUSTRIES, INC.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

Assets
Current Assets
Cash	$7,472,224	$2,194,850
Accounts receivable, net	18,179,933	10,537,395
Factor receivables, net	-	807,648
Inventory	38,432,012	8,915,345
Prepaid and other current assets	786,036	1,003,774
Subscription receivable	-	837,025
Total Current Assets	64,870,205	24,296,037
Other Assets
Property and equipment, net	13,341,629	3,066,924
Other assets	742,691	127,733
Total Assets	$78,954,525	$27,490,694
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$14,440,506	$6,955,218
Accrued expenses	1,815,567	598,473
Factor loan payable	-	590,950
Warrant liabilities	4,801,929	-
Total Current Liabilities	21,058,002	8,144,641
Total Liabilities	21,058,002	8,144,641

Shareholders’ Equity
Series C Preferred Stock, $0.0001 par value, 4,268 authorized, 0 issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, issued, and outstanding at December 31, 2021 and December 31, 2020	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 9 and 0 issued and outstanding at December 31, 2021 and December 31, 2020, respectively
Common stock, $0.0001 par value, 200,000,000 shares authorized, 129,299,607 and 43,918,831 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	12,930	4,392
Additional paid-in capital	156,171,483	80,103,653
Accumulated deficit	(98,287,890)	(60,761,992)
Total Shareholders’ Equity	57,896,523	19,346,053
Total Liabilities and Shareholders’ Equity	$78,954,525	$27,490,694

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

Consolidated Statements of Operations

	For The Years Ended December 31,
	2021	2020
Revenues, net of allowances
Metal goods	$26,835,410	$16,775,807
Soft goods	40,030,219	22,657,810
Electronic goods	3,160,695	-
Total revenues, net of allowances	70,026,324	39,433,617

Cost of Goods Sold
Metal goods	22,606,173	12,015,622
Soft goods	27,302,847	14,557,100
Electronic goods	1,003,493	-
Total cost of goods sold	50,912,513	26,572,722

Gross profit	19,113,811	12,860,895

Operating expenses:
Selling, general and administrative expenses	51,434,180	22,191,041
Research and development	6,980,453	5,056,811
Total operating expenses	58,414,633	27,247,852

Loss from operations	(39,300,822)	(14,386,957)

Other income (expense)
Interest expense	(297,931)	(1,150,953)
Loss on exchange transaction	-	(1,810,712)
Change in fair value of warrant liabilities	2,661,076	-
Warrant issuance cost	(588,221)	-
Total other income (expense)	1,774,924	(2,961,665)

Net income (loss)	$(37,525,898)	$(17,348,622)

Redemption of Series D Preferred Stock deemed dividend	-	(1,295,294)
Net income (loss) attributable to common stockholders	$(37,525,898)	$(18,643,916)

Basic and diluted net loss per share attributed to common stockholders	$(0.37)	$(0.68)
Weighted Average Number of Shares Outstanding - Basic and Diluted	100,368,760	27,243,562

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2020	1,268	$-	5,775	$4,816,485	-	-	3,300,015	$330	$41,823,048	$(43,413,370)	$3,226,493
Redemption of Series D Preferred Stock	-	-	(2,212)	(1,844,860)	-	-	-	-	(1,295,294)	-	(3,140,154)
Conversion of Series D Preferred Stock	-	-	(3,563)	(2,971,625)	-	-	3,141,426	314	2,971,311	-	-
Exchange of Series A and B Notes to preferred and common stock	-	-	-	-	-	-	1,850,000	185	1,716,604	-	1,716,789
Issuance of common stock upon Series C preferred conversion	(1,268)	-	-	-	-	-	126,800	13	(13)	-	-
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-	-	-	3,400,000	340	2,905,794	-	2,906,134
Issuance of common stock and warrants	-	-	-	-	-	-	29,299,200	2,930	30,984,819	-	30,987,749
Issuance of common stock for services	-	-	-	-	-	-	360,000	36	572,364	-	572,400
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	2,441,390	244	(244)	-	-
Stock based compensation expense	-	-	-	-	-	-	-	-	425,264	-	425,264
Net loss	-	-	-	-	-	-	-	-		(17,348,622)	(17,348,622)
Balance - December 31, 2020	-	$-	-	$-	-	-	43,918,831	4,392	80,103,653	(60,761,992)	19,346,053
Issuance of common stock upon conversion of warrants					-	-	5,412,540	541	5,411,999		5,412,540
Issuance of common stock for services					-	-	150,000	15	188,985		189,000
Issuance of common stock and warrants, net of issuance costs					-	-	79,818,236	7,982	70,221,298		70,229,280
Issuance of Series E Preferred Stock in connection with Exchange transaction	-	-	-	-	9	-	-	-	-	-	-
Stock based compensation expense					-	-			245,548		245,548
Net loss					-	-				(37,525,898)	(37,525,898)
Balance - December 31, 2021	-	-	-	-	9	-	129,299,607	12,930	156,171,483	(98,287,890)	57,896,523

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,525,898)	$(17,348,622)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	1,839,069	626,652
Amortization of debt discount and debt issuance cost	-	820,877
Stock-based compensation expense	245,548	425,264
Amortization of capitalized contract costs	640,059	213,350
Common stock issued for services	189,000	572,400
Loss on exchange transaction	-	1,810,712
Warrant issuance costs	588,221	-
Change in fair value of warrant liabilities	(2,661,076)	-
Changes in operating assets and liabilities
Accounts receivable, net	(7,642,538)	(8,462,015)
Factor receivables, net	807,648	(633,606)
Inventory	(29,516,668)	(6,699,848)
Prepaid assets	(422,323)	(963,056)
Other assets	(614,969)	87,955
Accounts payable	6,672,358	4,252,603
Accrued expenses	1,217,092	234,164
Net cash used in operating activities	(66,184,477)	(25,063,170)

Cash flows from investing activities:
Proceeds from note receivable	-	3,000,000
Purchases of property and equipment	(11,300,828)	(2,497,947)
Net cash provided by (used in) investing activities	(11,300,828)	502,053

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net of costs	-	27,285,715
Proceeds from exercise of warrants	5,412,540	-
Proceeds from issuance of stock, net of costs	77,941,089	2,865,010
Cash paid in Exchange transaction	-	(744,972)
Borrowings from note payable – Paycheck Protection Program	-	399,300
Repayment of note payable – Paycheck Protection Program	-	(399,300)
Proceeds from factor loan payable	-	465,305
Repayments of factor loan payable	(590,950)	-
Repayments of Series D Preferred Stock	-	(3,140,154)
Net cash provided by financing activities	82,762,679	26,730,904

Net increase in cash	5,277,374	2,169,787
Cash, beginning of period	2,194,850	25,063
Cash, end of period	$7,472,224	$2,194,850

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$800

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$-	$244
Conversion of Series C Preferred Stock to common stock	$-	$13
Conversion of convertible notes payable to common stock	$-	$2,906,134
Conversion of Series D Preferred Stock to common stock	$-	$2,971,311
Issuance of common stock for prepaid services	$-	$572,400
Subscription receivable	$-	$837,025
Purchase of property and equipment included in accounts payable	$812,949	$165,744
Initial fair value of warrants	$7,463,005	$-

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

NOTE 1: NATURE OF OPERATIONS

Nature of Operations

In these notes, the terms “us”, “we”, “it”, “its”, “ToughBuilt”, the “Company” or “our” refer to ToughBuilt Industries, Inc. ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

The Company designs and distributes innovative and superior quality tools and accessories to the home improvement community and the building industry. The Company aspires to augment brand loyalty in part from the enlightened creativity of its end users throughout the global tool market industry. The Company holds exclusive licenses to develop, manufacture, market, and distribute various home improvement and construction product lines for both Do-it-Yourself and professional trade markets under the TOUGHBUILT® brand name.

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

On January 28, 2020, the Company closed on a public offering of 4.5 million shares of common stock and 49.45 million warrants (each exercisable into 1/20 th
of a share of common stock for a total of 2.4725 million shares of common stock) from which it received net proceeds of $8,549,470, after deducting underwriting discounts and expenses.

On February 24, 2020, the Company closed on the public offering of 445,000 additional shares of common stock for net proceeds of $839,270, after deducting underwriting discounts and expenses, due to the exercise of the over-allotment option issued to the underwriter in the January 28, 2020 public offering.

On April 15, 2020, the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each 10 shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock. All share and per share numbers in the consolidated financial statements and notes below have been revised retroactively to reflect the Reverse Split.

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

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the First Form S-3 for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to the At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. During January 2021, through the sale of 14,962,139 million shares of the Company’s common stock the Company has raised net proceeds of $16,242,904 after deducting underwriting discounts and expenses.

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

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $98.3 million at December 31, 2021, a net loss of approximately $37.5 million, and approximately $66.1 million of net cash used in operating activities for the year ended December 31, 2021. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the next twelve months from issuance of this Annual Report on Form 10-K. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company's ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company's ability to raise capital, management believes that there is substantial doubt in the Company's ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

Basis of Presentation and Preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Toughbuilt Industries UK Limited. All intercompany balances and transactions are eliminated.

Any foreign currency translation and transactions are de minimis to the consolidated financial statements.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income or cash flows.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts and factored receivables, valuation of long-lived assets, accrued liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at December 31, 2021 and 2020, respectively.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At December 31, 2021 and 2020, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “
Transfers and Servicing
”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. Because it does not meet all three conditions, it does not qualify for sale treatment of its accounts receivable, and its debt thus incurred is presented as a secured loan liability, entitled “Loan payable - factor”, on its balance sheet, of which there was no amount outstanding as of December 31, 2021. The Company recorded a sales discount of $13,000 at December 31, 2021 and 2020.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished salable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At December 31, 2021 and 2020, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “
Property, Plant, and Equipment
”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended December 31, 2021 and 2020.

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

The fair value of the Company’s warrant liability recorded in the Company’s consolidated financial statements was determined using a Black-Scholes valuation methodology and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company for the period in which the Company was public and its peer group for the remaining period. The expected life was based on the remaining contractual term of the warrants, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

For the Year Ended December 31, 2021
Risk-free interest rate	0.80% - 1.19%
Contractual term	4.54 – 5 years
Dividend yield	0%
Expected volatility	56.27% - 88.3%

Warrant derivative

From time to time, the Company sells common stock warrants that are derivative instruments. The Company does not enter into speculative derivative agreements and does not enter into derivative agreements for the purpose of hedging risks.

The fair value of the warrant liability includes the estimated volatility and risk-free rate. The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt conversion feature liability.

The table below provides a reconciliation of the beginning and ending balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2021	$-
Fair value of warrant liability at issuance (2021 Offering Warrants as defined and described in Note 6)	7,463,005
Change in the fair value of warrant liability	(2,661,076)
Balance, December 31, 2021	$4,801,929

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $9,626,374 and $3,494,559 for the years ending December 31, 2021 and 2020, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $615,439 as of December 31, 2021, and are included in other assets on the accompanying consolidated balance sheet.

Research and development

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $6,980,453  and $5,056,811 for the years ending December 31, 2021 and 2020, respectively.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance.

During 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removed 80% limitations on net operating loss carryforwards for the years 2019 and 2020.

The Company adopted FASB ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes,” as of January 1, 2021. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this guidance did not have a material impact on its consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, “
Share-Based Payment
,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values. In addition, as of January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-07,
Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting
. This ASU simplified aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “
Earnings per Share”
. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended
	December 31, 2021	December 31, 2020
Warrants	42,274,795	21,925,102
Options and restricted stock units	203,135	203,135
Total anti-dilutive weighted average shares	42,477,930	22,128,237

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “
Leases
(Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“Topic 326”)”. The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company is currently evaluating this guidance to determine its impact it may have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

NOTE 3: FACTOR RECEIVABLES
,
LETTERS OF CREDIT PAYABLE AND LOAN PAYABLE

In April 2013, the Company entered into a financing arrangement with a third-party purchase order financing company (the “Factor”), whereby the Company assigned to the Factor selected sales orders from its customers in exchange for opening a letter of credit (“LC”) with its vendors to manufacture its products. The Company paid an initial fixed fee of 5% of the cost of products it purchased from the vendor upon opening the LC, and 1% each 30 days thereafter, after the LC is funded by the Factor until such time as the Factor receives the payment from the Company’s customers. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable is fully secured by substantially all of the receivables of the Company. As of March 2021, the Company no longer factors its receivables.

NOTE 4: INVENTORY

Inventory consists of the following:

Description	December 31, 2021	December 31, 2020
Finished goods	$38,432,012	$8,915,345

NOTE 5: PROPERTY AND EQUIPMENT
,
NET

Property and equipment consist of the following:

	December 31, 2021	December 31, 2020
Furniture	$1,066,219	$183,672
Computers	1,038,154	586,749
Production equipment	245,713	182,446
Tooling and molds	6,390,962	1,989,366
Auto	635,542	635,542
Application development	2,398,919	93,435
Website design	814,733	507,088
Steelbox	882,000
Leasehold Improvements	2,862,079	42,249
Less: accumulated depreciation	(2,992,692)	(1,153,623)
Property and Equipment, net	$13,341,629	$3,066,924

Depreciation expense for the years ended December 31, 2021 and 2020, was $1,839,069 and $626,652,
respectively
.
F-13

NOTE 6 – SENIOR SECURED CONVERTIBLE NOTES AND NOTES PAYABLE

On August 19, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it sold an aggregate principal amount of $11.5 million of promissory notes (at an aggregate original issue discount of 15%) to the investor in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The first note (the “Series A Note”) had a face amount of $6.72 million for which the investor paid $5 million in cash. The second note (the “Series B Note” and with the Series A Note, collectively referred to as the “Notes”) had a principal amount of $4.78 million for which the investor paid $4.78 million in the form of a full recourse promissory note issued by the investor to the Company (the “Investor Note”) secured by $4.78 million in cash or cash equivalents of the investor (i.e., an original issue discount of approximately 15% to the face amount of the Series B Note). No portion of the Series B Note was able to be converted into shares of our common stock (the “common stock”) until the corresponding portion of the Investor Note has been prepaid to the Company in cash, at which point in time such portion of the Series B Note shall be deemed “unrestricted”. The Investor Note was subject to optional prepayment at any time at the option of the investor and mandatory prepayment, at the Company’s option, subject to certain equity conditions, at any time 45 trading days after the effectiveness of a resale registration statement (or otherwise the applicability of Rule 144 promulgated under the Securities Act of 1933, as amended). Notwithstanding the foregoing, the Company may not effect a mandatory prepayment if the shares underlying the Series A Note and the portion of the Series B Note that has become unrestricted exceeds 35% of the market capitalization of the Company.

The Notes were senior secured obligations of the Company secured by a lien on all assets of the Company, bear no interest (unless an event default has occurred and is continuing) and had an original maturity date of December 31, 2020. The Notes were convertible at $1.00 into a fixed number of shares (the “Conversion Shares”). The Notes were convertible at the holder’s option, in whole or in part, at any time after closing. The Conversion Price was subject to adjustment for stock dividends, stock splits, anti-dilution and other customary adjustment events.

The Company was to repay the Principal Amount of the Notes in 12 installments, with the first installment starting on February 1, 2020 (each, an “Installment Date”). Installments 1-3 shall be 1/36th of the Principal Amount, Installments 4-6 shall be 1/18th of the Principal Amount and Installments 7-12 shall be 1/8th of the Principal Amount. The repayment amount shall be payable in cash, or, subject to the satisfaction of equity conditions, at the option of the Company, in registered common stock or a combination of cash and registered common stock. However, if the 30-day volume weighted average price of the common stock (the “VWAP”) of the Company falls below 50% of the market price of a share of the Company’s common stock or the Company fails to satisfy certain other equity conditions, the repayment amount is payable in shares of common stock only unless the Investor(s) waive any applicable equity condition. If the Company elects to satisfy all or any portion of an installment in shares of common stock, the Company will pre-deliver such shares of common stock to the investor on the 23rd trading day prior to the applicable Installment Date, with a true-up of shares (if necessary) on the Installment Date. Any excess shares of common stock shall be applied to subsequent installments.

The shares used to meet a Principal Repayment (“Installment Shares”) would be valued at a conversion price calculated as the lesser of (i) 85% of the arithmetic average of the three lowest daily VWAPs of the twenty trading days prior to the payment date or (ii) 85% of the VWAP of the trading day prior to payment date (“Installment Price”) with a floor of $0.10.

All amortization payments were subject to the Investors’ right to (a) defer some or all of any Installment Payment to a subsequent Installment Date; and (b) at any time during an installment period, convert up to four times the installment amount at the Installment Price; provided shares received pursuant to such accelerated conversions shall be subject to a leak-out provision that solely limits sales of such shares received by the investor in such accelerated conversion (and not any other sales) to the greater of (a) $500,000 per trading day or (b) 40% of the volume traded on a given day as reported by Bloomberg LP.

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
F-14

The Company filed a registration statement (“Effectiveness Date”) on Form S-1 (file No: 333-233655) covering the resale of the shares underlying the Series A Note, the Series B Note and Warrants which was declared effective by the SEC on October 15, 2019.

In connection with the granting of the Notes, the Company shall issue detachable warrants to the Investor, exercisable in whole or in part at any time during the five years from the date of issuance, in an amount equal to 50% of the conversion shares underlying the Notes and have an exercise price of $1.00 per share. To the extent the Company has a change of control or a spinoff, the warrants provide for a put for the warrants to the Company at their Black-Scholes Valuation. The value of the warrants amounted to $575,000 and was recoded as debt discount in the accompanying balance sheet.

Until the 3 year anniversary of the maturity date, the investor shall have the right (but not the obligation) to participate in 50% of any subsequent equity or debt issuance. Consummation of the transaction has been subject to certain conditions precedent, including the Company agreeing to procure an approval of this transaction at its annual stockholder meeting scheduled no later than 180 days after the Closing Date and agrees to procure voting agreements from principal shareholders prior to closing of the Company.

On December 23, 2019, the Company entered into an Exchange Agreement with the institutional investor pursuant to which the investor exchanged $5.5 million principal amount of its August 19, 2019 Series A Senior Secured Note for 5,775 shares of its Series D Preferred Stock, which was authorized by the Company’s Board of Directors (“Board”) on December 21, 2019.

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

During April 2020, the Company entered into a promissory note with an approved lender in the principal amount of $399,300. The note was approved under the provisions of the CARES Act and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program (“PPP Loan”). The Company repaid the PPP Loan in full during June 2020.

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
F-15

On August 30, 2018, the Company entered into an agreement with a customer to pay a slotting allowance of $1,000,000 payable in three annual installments of $333,334 on March 1, 2019, $333,333 on March 1, 2020 and $333,333 on March 1, 2021.

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Building leases
2022	$343,821
2023	341,293
2024	353,765
2025	88,441
$1,127,320

The Company recorded rent expense of $861,004 and $853,062 for the years ended December 31, 2021 and 2020, respectively.

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

On January 3, 2017, the Company entered into an Employment Agreement with its Chief Operating Officer and Secretary for a three-year term. Under the terms of this agreement, the officer is entitled to an annual base salary of $180,000 beginning on January 1, 2017 to increase by 10% each year commencing on January 1, 2018. Such agreement expired upon the third anniversary.

The Company’s former Chief Financial Officer was appointed on June 14, 2019, with whom the Company entered into a verbal consulting arrangement at $10,000 per month. Effective July 2, 2020, such former Chief Financial Officer resigned from the Company.

Effective July 1, 2020, the Company and the Chief Financial Officer have agreed to a salary of $230,000 per annum.

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
F-16

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

Edwin Minassian v
.
Michael Panosian an
d ToughBuilt Industries
,
Inc
.,
Los Angeles Superior Court Case No
.
EC065533
.

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

Plaintiff Minassian seeks damages and stock based on a breach of an alleged oral agreement. Discovery is presently ongoing. In addition, Plaintiff Minassian is in violation of a court order for restitution and the Company is engaged in collection efforts to enforce that order. A trial date has been set for April 25, 2022.
F-17

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 8: STOCKHOLDERS
’
EQUITY

At December 31, 2021 and December 31, 2020, the Company had 200,000,000 shares of common stock, and 4,268 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. In addition, as of December 30, 2021 and December 31, 2020, the Company had 5,775 shares of Series D preferred stock, and as of December 31, 2021 the Company had 15 Series E Non-Convertible preferred stock authorized, with a par value of $1,000 and $0.0001 per share.

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

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 to the First Form S-3 for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through Wainwright, pursuant to the ATM Agreement. During January 2021, the Company has raised approximately $16,200,000 through the sale of 14.9 million shares of the Company’s common stock.

On February 2, 2021, the Company filed the Second Form S-3 containing a base prospectus covering the offering, issuance and sale by us of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second Form S-3 was declared effective by the SEC on February 8, 2021.

From February 2021 to July 2021, the Company sold an aggregate of 18,826,177 shares of common stock through the Wainwright under the Second S-3 with net proceeds of $24,602,110, after deducting underwriting discounts and expense.

On March 26, 2021, the Company filed with the Nevada Secretary of State a certificate of designation therein establishing the Series E Non-Convertible Preferred Stock consisting of fifteen (15) shares, and the Company issued nine (9) shares of such preferred stock to an institutional investor pursuant to an Exchange Agreement, dated November 20, 2020, between the Company and the investor.

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

Pursuant to an engagement letter, dated July 10, 2021 (the “Engagement Letter”), with Wainwright (the “Placement Agent”), the Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received in the Offering and a management fee equal to 0.5% of the gross proceeds received in the Offering. The Company also agreed to pay the Placement Agent $25,000 for non-accountable expenses, up to $50,000 for fees and expenses of legal counsel and other reasonable and customary out of-pocket expenses, and $15,950 for clearing fees.
F-18

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

The Shares sold under the Agreement, the issuance of the Warrants and the 2021 Placement Agent Warrants, and the shares issuable pursuant to the Warrants and the 2021 Placement Agent Warrants were offered and sold by through a prospectus supplement included in the Company’s Second Form S-3 (as defined above).

Warrants

Placement Agent Warrants

The Company has issued an aggregate of 24,758 warrants to the placement agents to purchase one share of its common stock per warrant at an exercise price of $120 per share for 4,758 warrants and $10 for 20,000 warrants. The warrants issued in its October 2016 Private Placement expired on October 17, 2021, and the warrants issued in its March 2018 Private Placement, May 2018 Private Placement and August 2018 Financing shall expire on September 4, 2023. The exercise price and number of shares of common stock or other securities issuable on exercise of such warrants are subject to customary adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company.

As of December 31, 2021 and December 31, 2020, 20,000 warrants issued to the placement agents at an exercise price of $10 and 1,365 at an exercise price of $120 are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the year ended December 31, 2021. Class B Warrants have an exercise price of $120.00 per share and shall expire between October 17, 2021 and May 15, 2023.

As of December 31, 2021 and December 31, 2020, the Company had 15,100 and 26,550 Class B Warrants issued and outstanding, respectively.

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

As of December 31, 2021, and December 31, 2020, the Company had 519,001 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 49.45 million warrants (each exercisable into 1/20th of a share of common stock for a total of 2.4725 million shares of common stock). In the June 2, 2020 public offering, the Company sold 20.7 million warrants (each exercisable into 1 share of common stock for a total of 20.7 million shares of common stock). Each warrant expires on the fifth anniversary of the original issuance date. During the nine months ended September 30, 2021, 5,412,540 warrants were converted to common stock.
As of December 31, 2021, the Company had 15,367,574 2020 Offering Warrants issued and outstanding.
F-19

2021 Offering Warrants

In the July 11, 2021 offering, the Company sold 23,014,960 warrants (each exercisable into 1 share of common stock) at an exercise price equal to $0.81 per share, and are immediately exercisable until the fifth anniversary of the date of issuance. In connection with the offering the Company issued to the Placement Agent or its designees warrants to purchase an aggregate of 2,761,795 shares of its common stock at an exercise price equal to 125% of the offering price in the offering, or $1.08625.

As of December 31, 2021, the Company had 23,014,960 and 2,761,795, 2021 Offering Warrants and 2021 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $7,463,005 and $4,014,452 upon issuance, and December 31, 2021, respectively.

Exchange

As disclosed in Note 6, on November 20, 2020, the Company and the investor entered into an Exchange Agreement and issued a warrant to purchase up to an aggregate of 575,000 shares of the Company’s common stock for $1.00 per share which expire on August 20, 2024. As of December 31, 2021, such warrant was outstanding.

Equity Incentive Plans

The 2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board and approved by the stockholders on July 6, 2016. The awards per the 2016 Plan may be granted through July 5, 2026 to the Company’s employees, consultants, directors and non-employee directors provided such consultants, directors and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. As of December 31, 2021, the maximum number of shares of our common stock that may be issued under the 2016 Plan is 200,000 shares, which amount will be (a) reduced by awards granted under the 2016 Plan, and (b) increased to the extent that awards granted under the 2016 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). No employee will be eligible to receive more than 12,500 shares of common stock in any calendar year under the 2016 Plan pursuant to the grant of awards.

On January 3, 2017, the Board approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 12,500 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $100.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $112,315 for the year ending December 31, 2020. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.060 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of December 31, 2021, there was no unrecognized compensation expense.
F-20

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board and the stockholders of the Company approved and adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through September 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. As of December 31, 2021, the maximum number of shares of our common stock that may be issued under the 2018 Plan is 3.5 million (3,500,000) shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). Currently, no employee will be eligible to receive more than 350,000 shares of common stock (10% of authorized shares under the 2018 Plan) in any calendar year under the 2018 Plan pursuant to the grant of awards. When the Board first adopted the 2018 Plan on July 1, 2018, there were 100,000 shares authorized for issuance under the 2018 Plan. On September 12, 2018, the Board approved to increase the number of shares of common stock reserved for future issuance under the 2018 Plan from 100,000 shares to 200,000 shares. On June 9, 2019, the Board approved to increase the authorized shares under the 2018 Plan to 2 million (2,000,000) shares. On February 14, 2020, the Board approved to increase the number of shares of common stock reserved for future issuance under the 2018 plan to 3.5 million (3,500,000) shares. On September 14, 2018, 100,000 shares of common stock underlying awards under the 2018 Plan were granted to the employees and officers, 25% vesting immediately on the date of grant and 25% vesting each year thereafter on the three subsequent anniversaries of the grant date. The Company estimated the fair value of the options using the Black-Scholes option pricing model was $1,241,417. The key valuation assumptions used consist, in part, of the price of the Company’s common stock at $3.90 or $4.29 at the issuance date; a risk-free interest rate ranging of 1.9% and the expected volatility of the Company’s common stock ranging from of 40% (estimated based on the common stock of comparable public entities).

On April 4, 2020, the Company granted 90,635 restricted stock units to two officers of the Company. These units have the following vesting term: 33% on January 1, 2021, 34% on January 1, 2022 and 33% on January 1, 2023. The fair value of these units as of the grant date was $144,110 based upon the closing price of the Company’s stock.

The Company recorded compensation expense of $245,548 and $313,049, for the years ending December 31, 2021 and 2020, respectively. As of December 31, 2021, the unrecognized compensation expense was $52,403 which will be recognized as compensation expense over 1.02 years.

NOTE 9: INCOME TAX

Income tax expense for the years ended December 31, 2021 and 2020 is summarized as follows.

	December 31, 2021	December 31, 2020
Deferred:
Federal	$(8,581,566)	$(3,257,647)
State	(2,853,820)	(1,083,338)
Change in valuation allowance	11,435,386	4,340,985
Income tax expense (benefit)	$-	$-

F-21

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2021	December 31, 2020
Book income (loss)	21.00%	21.00%
State taxes	6.98%	6.98%
Change in the fair value of warrant derivative	2.02%	-%
Other permanent items	1.47%	(0.04)%
Valuation allowance	(31.51)%	(27.94)%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforward	$25,466,331	$13,240,919
Depreciation	(827,012)	-
Deferred rent	(8,267)	23,439
Stock-based compensation	457,224	388,512
Total gross deferred tax assets	25,088,276	13,652,870
Less: valuation allowance	(25,088,276)	(13,652,870)
Net deferred tax assets	$-	$-

Deferred income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of deferred taxes related
primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

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

As of December 31, 2021, the Company had approximately $90,300,000 of federal net operating loss (“NOL”) carryforwards that may be available to offset future taxable income. As of that date, approximately $10,800,000 of federal net operating losses will expire in various amounts between 2035 and 2037. The remaining federal NOL have no expiration. The Company also had approximately $90,300,000 of state NOLs that begin to expire in 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $11,435,386 and $4,340,985, respectively.

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
F-22

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

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred.

During the year ended December 31, 2020, the Company incurred costs to obtain a contract. Such costs amounted to $853,412. The Company expects to recover those costs through future revenue during the period of the contract. The Company is amortizing these costs over one year which is the stated term of the contract. The total amount was amortized as of December 31, 2021.

The Company’s reserve for sales returns and allowances amounted to $13,000 as of December 31, 2021 and December 31, 2020.

NOTE 11: CONCENTRATIONS

Concentration of Purchase Order Financing

The Company used a third-party financing company for the years ended December 31, 2021 and 2020, which provided letters of credit to vendors for a fee against the purchase orders received by the Company for sale of products to its customers. The letters of credit were issued to the vendors to manufacture Company’s products pursuant to the purchase orders received by the Company.
F-23

Concentration of Customers

The Company sold its products to two customers that account for approximately 53% (15% and 38%) of the total revenues for the year ended December 31, 2021.The Company sold its products to four customers that accounted for approximately 70% (15%, 18%, 26%, and 11%) of the   total revenues for the years ended December 31, 2020.Two and four customers accounted for 45% and 68% of the total accounts receivable balance due to the Company at December 31, 2021 and 2020, respectively.

Concentration of Suppliers

The Company purchased products from four vendors for the year ended December 31, 2021 that accounted for approximately 51% (32% and 19%) of its total cost of   goods sold.

The Company purchased products from four vendors for the year ended December 31, 2020 that accounted for approximately 71% (23%, 18%, 16%, and 14%) of its total cost of goods sold.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2021. The Company’s bank balances exceeded FDIC insured amounts at times during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company’s bank balance exceeded the FDIC insured amounts by $7,222,224 and $1,944,850 respectively.

Geographic Concentration

Geographical distribution of net revenue consisted of the following for the years ended December 31, 2021 and 20
2
0, respectively, as follows:

	For the Year Ended December 31,
	2021	2020
Australia	-%	5%
Canada	4%	5%
Europe	11%	8%
USA	82%	78%
Other	3%	4%

NOTE 12: SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosures of events both recognized in the consolidated financial statements as of December 31, 2021, and events which occurred subsequent to December 31, 2021 but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements, except the events described below.

On February 15, 2022, the Company entered into a Securities Purchase Agreement with institutional investors named therein, pursuant to which the Company issued, in a registered direct offering, an aggregate of $5,000,000 of Preferred Stock (split evenly among the Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F”), and Series G Convertible Preferred Stock, par value $0.0001 per share (“Series G,” and together with the Series F, the “Preferred Stock”)). The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 12,500,000 shares of common stock of the Company upon the conversion of Series F and into an aggregate of 12,500,000 shares of common stock of the Company upon the conversion of Series G, at a conversion price of $0.20 per share each.

On April 1, 2022, the Company’s stockholders voted on and approved an amendment to the Company’s Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s outstanding shares of common stock, par value $0.0001 per share, by a ratio between 1-for-100 and 1-for-200, at any time prior to December 31, 2022, the implementation and timing of which shall be subject to the discretion of the Company’s Board of Directors.
F-24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None
.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this report.

Management
’
s Report on Internal Control over Financial Reporting
.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

The Company did not design policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. The Company did not maintain adequate documentation to evidence the operating effectiveness of certain control activities, and did not maintain proper levels of supervision and review of complex accounting matters. The Company did not perform an initial assessment regarding classification of common stock purchase warrants. The Company did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems including those used to cost inventory. Inventory items were not valued properly, whereby, the Company manually updated inventory values reflecting costs other then the actual costs for materials purchased during the year.

These control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2021.

Remediation Plan

During the year ended December 31, 2021, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. For example, in the fourth quarter of 2021, we hired four new account team members and set up controls and closing procedures. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

We expect to remediate these material weaknesses in the first half of 2022. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting
.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the Jobs Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The names, positions and ages of our non-independent directors and executive officers as of April 14, 2022 are as follows:

Name	Age	Position
Michael Panosian	59	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)
Martin Galstyan	36	Chief Financial Officer (Principal Financial and Accounting Officer)
Joshua Keeler	43	Chief Design Officer
Zareh Khachatoorian	62	Chief Operating Officer and Secretary

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of stockholders and until their successors have been elected and qualified.

Michael Panosian
,
Co-founder
,
President
,
CEO and Chairman of the Board

Mr. Panosian co-founded our Company in 2012 and has been CEO, President, and Chairman of the Board since inception. Mr. Panosian has over 25 years of experience in the commercialization process including innovation, design direction, product development, brand management, marketing, merchandising, sales, supply chain and finance. Mr. Panosian has deep knowledge of doing business in China where he managed large sourcing and manufacturing teams. Mr. Panosian education background is in technical aerospace engineering and is a graduate of Northrop University with specializations in helicopters and jet engines. He has been a visionary and an inventor throughout his career and is holder of numerous patents and trademarks. Mr. Panosian business background also includes construction and real-estate development and product design and innovation consultancy.

Martin Galstyan
,
Chief Financial Officer

Mr. Galstyan has been servicing as the Chief Financial Officer of the Company since July 2, 2020. Mr. Galstyan joined the Company in 2012 as account manager and became controller of the Company in 2014. Mr. Galstyan set up the Enterprise Resource Planning system for the Company and EDI (Electronic Data Interchange) for the Company’s big box retailers. Mr. Galstyan has a Bachelor’s in Accounting from Woodbury University in California.

Joshua Keeler
,
Co-founder
,
Chief Design Officer

As the Chief Design Officer at our Company, Mr. Keeler is responsible for all product development since the inception of the Company. Mr. Keeler co-founded our Company in 2012 and works directly with Mr. Panosian in bringing innovative ideas to market. Mr. Keeler is a graduate of Art Center College of Design with a Bachelor of Science (BS) in Industrial Design. Mr. Keeler has over 12 years of product development experience, working on projects spanning several fields, including: automotive, personal electronics, sporting goods and a wide expanse of tools. From 1999 to 2000 he was co-owner and Vice President of Oracle Industrial Design, Co., a private company specializing in industrial design and product development. From August 2000 to April 2004, Mr. Keeler worked for Positec Power Tool Co., a private company in Suzhou, China, designing and creating a large innovation library of numerous power tool concepts. From August 2005 to April 2008, Mr. Keeler was the chief designer for Harbinger International, Inc. From August 2008 to April 2012, he was chief designer for Pandun Inc, specializing in innovative tools and supporting products. He has lived in China and has extensive experience working directly with manufacturers to get designs into production. Mr. Keeler became a Director at our 2019 Annual Meeting, and is deemed suitable as a director by our Board due to his depth of knowledge in the industry.

Zareh Khachatoorian
,
Chief Operating Officer and Secretary

Mr. Khachatoorian has over 30 years of experience in the realms of corporate purchasing, product development, merchandising and operations. Prior to joining ToughBuilt in January 2016, Mr. Khachatoorian was the President of Mount Holyoke Inc. in Northridge, California, starting in May 2014. Mr. Khachatoorian led Mount Holyoke Inc. in the servicing of its entire import and distribution operations. From August 2008 to April 2014, Mr. Khachatoorian served as the Vice President of Operations at Allied International in Sylmar, California. At Allied, Mr. Khachatoorian was responsible for the management of overseas and domestic office employees and departments involved in the areas of procurement and purchasing, inventory management, product development, engineering, control and quality assurance, and other related areas. Mr. Khachatoorian holds a BS degree in Industrial Systems Engineering from the University of Southern California. Additionally, Mr. Khachatoorian has been credited as the inventor or co-inventor of more than twenty issued patents, as well as several pending patents with the USPTO. Mr. Khachatoorian is fluent in Armenian and Farsi.

Independent Directors

The names, positions and ages of our independent directors (as defined by Nasdaq and SEC rules), all of whom became directors as of November 14, 2018, are as follows:

Name	Age	Audit Committee:	Compensation Committee:	Nominating and Corporate Governance Committee:
Robert Faught	72	Member	Member	Chairperson
Linda Moossaian	55	Chairperson (Financial Expert)	Member	Member
William Placke	54	Member	Chairperson	Member

Robert Faught
,
Director

Mr. Faught is President of RKF International a corporate distribution and advisory company. He currently sits on the board of Kansas City based SmartHome Ventures, a private equity backed company that he founded that has developed a worldwide platform for IoT (Internet of things) products. He is also a Board Advisor for TROC, a Miami based company focused on the sales, marketing and merchandising of consumer products within the retail environment for cable, broadband, wireless and home security products. He is a member of the ToughBuilt Board of Directors, a public corporation based in Lake Forest, Ca. selling construction and communication products and accessories to retailers, military and international partners. He was previously a board member of Stratus Silver Lining, Inc a private equity backed company that sold to Erickson in July of 2020. From 2003-2013, Mr. Faught was the Senior Vice President of Consumer Channels for Philadelphia based Comcast. He created an industry-leading organization of retail, digital marketing and retail “store within a store’s” through a series of acquisitions and innovative solutions selling and marketing cable, broadband, telephone, wireless and home security, which resulted in a $4.5BB division. He negotiated the industry's first extensive retail contracts, generating distribution in over 10,000 retail stores nationwide. He represented the cable industry as the Chairman of the Consumer/Retail Committee for CTAM the cable industries Washington DC based public interest firm. From 2001-2003, Mr. Faught was the President and CEO of Atlanta based Enrev Power Solutions. He was recruited by the Board to grow revenues and position the firm for a favorable IPO. He built, trained and led a high- performance cross-functional management team of Sales, Marketing, Finance and R&D and IT personnel. In 1998, Mr. Faught was recruited by the Chairman of Philips Electronics to be the President of the Americas Region. He was brought in to lead a turnaround and assume accountability for North and South America. He increased distribution and sales of several lines of consumer electronic products, which lead to a $3.0BB joint venture with Lucent Technologies. In addition, Mr. Faught directed a team of 25 Senior Managers and 12,000 employees, oversaw manufacturing of product in Guadalajara, Mexico and traveled extensively to Paris to source European goods and expand the product portfolio. He also sat on Tom Wheeler’s (FCC Chairman) CTIA board in Washington. Prior to 1998, Mr. Faught worked in Los Angeles for L.A. Cellular and in Atlanta for Bell South Cellular, where he managed Consumer sales and marketing. Prior experiences also include leading Atari and Activision in senior Sales and Marketing roles. Mr. Faught has a BA degree in Communication from John Carroll University, Cleveland, Ohio

Linda Moossaian
,
Director

Linda Moossaian is an achievement-oriented financial strategist with an exceptional record of successful initiatives in financial planning, profit optimization, joint venture accounting, and treasury management. She has a strong history of forging strategic partnerships with senior management, including CEOs and CFOs as well as key stakeholders to drive financial objectives, make strategic decisions, and analyze value-added analytics. Ms. Moossaian has a sophisticated understanding of long-range budget preparation, GAAP accounting, M&A, planning models, financial forecasting & analysis, decision support, accounting procedures, and continuous process improvement. Her advanced critical thinking, analytical, qualitative, and quantitative analysis skills have been developed through positions in corporate and public accounting and consulting. She currently is the Executive Director, Theatrical Production Finance for WarnerMedia in Burbank, CA, a position she has held since August 2021.  Ms. Moossaian has previously acted as Director, Audit & Controls-WBTV Financial Administration, Director, Theatrical Production Finance and Director, Financial Planning & Analysis for Warner Bros. The ToughBuilt Board has determined that Ms. Moossaian’s expertise in finance is well suited to ToughBuilt’s Board’s support of the Company during this phase of rapid growth.

William Placke, Director

William “Bill” Placke was the Head of Strategic Partnerships and Business Development for Ericsson Wireless Office, a publicly listed, global company with more than 100,000 employees operating in over 120 countries, since August 2020. Before being acquired by Ericsson in August 2020, Bill served as the Executive Vice President of Corporate Development and Strategic Alliances for StratusWorX, a Silicon Valley technology company, from June 2016. From June 2016 to June 2017, Bill served as Executive Vice President of Corporate Development at Console Connect, a SaaS and network company in Silicon Valley acquired by PCCW in August 2017. Prior to this, he was the Executive Vice President, General Counsel, and Company Secretary of Digital Globe Services, a London Stock Exchange-listed digital media company from January 2010 to July 2016. Bill has served in executive roles at Charter Communications and in board positions, a member of the Investment Committee, and as Sr. Director of Legal Mergers & Acquisitions at United Pan-Europe Communications/Liberty Global.

Bill began his career as a Corporate, M&A (mergers and acquisitions), and IPO (initial public offering) attorney with the law firm of Roberts, Sheridan & Kotel in New York (now Dickstein, Shapiro) and later as a Cross-Border Mergers and Acquisitions attorney at Clifford Chance, LLP, one of the largest law firms in the world. Bill has served on the Board of Directors of companies in the US, Netherlands, UK, Ireland, and France and has published articles and cited in multiple legal reviews and business reviews on various topics from corporate governance to cross-border mergers and acquisitions and securities issues. Bill earned his law degree (J.D.) from St. John’s University School of law in May 1994, a Diploma in European Union Law from King’s College London in 2000, and his undergraduate degree in Business Administration from the University of Dayton in 1989. He has been licensed to practice law in New York since November 1994 and is a member in good standing with the New York Bar.

ToughBuilt’s Board of Directors has determined that Mr. Placke’s legal expertise and extensive international experience in corporate finance, mergers and acquisitions, and securities offerings would be valuable to the Company’s growth during the Company’s recent rapid growth.

Corporate Governance

The business and affairs of our Company are managed under the direction of the Board.

Term of Office

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of stockholders and until their successors have been elected and qualified.

Director Independence

We use the definition of “independence” of The Nasdaq Stock Market to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of our Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq rules provide that a director cannot be considered independent if:

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

Under such definition, Messrs. Faught and Placke and Ms. Moossaian are independent directors.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Reporting Compliance

Section 16(a) of the Exchange Act requires that executive officers and directors, and any persons who own more than ten percent of a registered class of the Company’s equity securities file reports of ownership and changes in ownership with the SEC. Specific dates for such filings have been established by the SEC, and the Company is required to report in this Annual Report on Form 10-K any failure to file reports in a timely manner in 2021. Joshua Keeler, the Chief Design Officer of the Company, failed to file a Form 4 in a timely manner regarding his grant of stock options on September 14, 2018, which was subsequently filed with the SEC on April 12, 2022. Also, Robert Faught, a director of the Company’s board of directors failed to file a Form 3 in a timely manner reporting his appointment to the board of directors on June 11, 2021, which was subsequently filed with the SEC on April 12, 2022 Other than the foregoing, the Company believes that applicable Section 16(a) filing requirements were met during 2021 by its directors and executive officers.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code on our website,
www.toughbuilt.com
. In addition, we will post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the Code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors, of which each met a total of two times in 2021. The Audit Committee met two times in 2021.

Audit Committee

Our Audit Committee is comprised of three individuals, each of whom is an independent director and at least one of whom, Ms. Moossaian, is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee does have a charter (which is reviewed annually) and performs several functions. The Audit Committee performs the following:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engage such independent auditor;
●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service to be provided by our independent auditor;
●	monitors the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;
●	reviews the financial statements to be included in our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and review with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements; and
●	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the Board.

Compensation Committee

Our Compensation Committee is comprised of three individuals, each of whom is an independent director.

The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists our Board in reviewing and approving matters such as Company benefits and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and performs several functions.

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

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board for consideration. This committee has the authority to oversee the hiring of potential executive positions in our Company. The Nominating and Corporate Governance Committee has a charter (which is reviewed annually) and performs several functions.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has determined that William Placke, Linda Moossaian and Robert Faught are “independent directors” as defined in Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act. As such, all independent directors serve on all three of our standing Board committees, with Linda Moossaian as the Chair of the Audit Committee, William Placke as the Chair of the Compensation Committee and Robert Faught as Chair of the Nominating and Corporate Governance Committee.

Indemnification of Officers and Directors

Chapter 78 of the NRS provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. NRS Chapter 78 further provides that a corporation similarly may indemnify any such person serving in any such capacity who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the court or other court of competent jurisdiction in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court or other court of competent jurisdiction shall deem proper.

Our bylaws provide that we may indemnify our officers, directors, employees, agents and any other persons to the maximum extent permitted by the NRS.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We maintain a Code of Business Conduct and Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including our independent directors, who are not employees of the Company, with regard to their ToughBuilt-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code. The full text of our Code is published on our web site at
www.toughbuilt.com
and is incorporated by reference herein. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on our web site. Except as expressly stated herein, the information contained on our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Item 11. Executive Compensation.

The following table summarizes compensation for the years ended December 31, 2021 and 2020 for all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (m)(2)(ii) of Item 402 of Regulation S-K but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year (each a “Named Executive Officer”).

Summary Compensation Table

Name and Position	Fiscal Year Ended December 31,	Salary ($)	All Other Compensation ($) (1)	Total ($)
Michael Panosian	2021	435,000	29,615	464,615
Chief Executive Officer, President (PEO)	2020	444,500	18,510	463,010

Martin Galstyan	2021	230,000	-	230,000
Chief Financial Officer (2)	2020	210,000	9,135	219,135

Joshua Keeler	2021	450,000	20,072	470,072
Chief Design Officer	2020	353,125	13,702	366,827

Zareh Khachatoorian	2021	230,000	-	230,000
Chief Operating Officer	2020	230,000	8,846	238,846

(1)	Vacation pay and other.
(2)	Martin Galstyan was appointed as Chief Financial Officer of the Company on July 2, 2020.

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

Employment Agreement with Michael Panosian

We entered into an Employment Agreement with Mr. Panosian on January 3, 2017 (the “Panosian Employment Agreement”) that governs the terms of his employment with us as President and Chief Executive Officer. Under the terms of this agreement, Mr. Panosian received a “sign-on-bonus” of $50,000. The term of the Panosian Employment Agreement is for five years and Mr. Panosian is entitled to an annual base salary of $350,000 beginning on January 1, 2017 and increasing by 10% each year commencing on January 1, 2018. Mr. Panosian was also granted a stock option to purchase 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The Panosian Employment Agreement also entitles Mr. Panosian to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers; and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

Employment Agreement with Joshua Keeler

We entered into an Employment Agreement with Mr. Keeler on January 3, 2017 (the “Keeler Employment Agreement,” and together with the Panosian Employment Agreement (the “NEO Employment Agreements”)) that governs the terms of his employment with us. Under the terms of this agreement, Mr. Keeler received a “sign-on-bonus” of $35,000. The term of the Keeler Employment Agreement is for five years and Mr. Keeler is entitled to an annual base salary of $250,000 beginning on January 1, 2017 and increasing by 10% each year commencing on January 1, 2018. The Keeler Employment Agreement also entitles Mr. Keeler to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

Potential payments to Messrs
.
Panosian and Keeler upon termination or change in control

Pursuant to the NEO Employment Agreements, regardless of the manner in which Messrs. Panosian and Mr. Keeler’s service terminates, each executive officer is entitled to receive amounts earned during his term of service, including salary and other benefits. In addition, each of them is eligible to receive certain benefits pursuant to his appliable agreement with us described above.

The Company is permitted to terminate the employment of Mr. Panosian and Mr. Keeler for the following reasons: (1) death or disability, (2) termination for Cause (as defined below) or (3) for no reason.

Each such officer is permitted termination for “Good Reason” (as defined below) of such officer’s employment. In addition, each such officer may terminate his employment upon written notice to the Company 90 days prior to the effective date of such termination.

In the event of such officer’s death during the employment period or a termination due to such officer’s disability, such officer or his beneficiaries or legal representatives shall be provided the sum of (a) an amount equal to two times the officer’s then prevailing base salary and (b) the bonus that would have been payable to such officer subject to any performance conditions and (c) certain other benefits provided for in the applicable NEO Employment Agreement.

In the event of such officer’s termination for Cause by the Company or the termination of such officer’s employment as a result of such officer’s resignation other than a termination for Good Reason, such officer shall be provided certain benefits provided in the applicable NEO Employment Agreement and payment of all accrued and unpaid compensation and wages, but such officer shall have no right to compensation or benefits for any period subsequent to the effective date of termination.

Under the NEO Employment Agreements, “Cause” means: such officer willfully engages in an act or omission which is in bad faith and to the detriment of the Company, engages in gross misconduct, gross negligence, or willful malfeasance, in each case that causes material harm to the Company, breaches his applicable agreement in any material respect, habitually neglects or materially fails to perform his duties (other than any such failure resulting solely from such officer’s physical or mental disability or incapacity) after a written demand for substantial performance is delivered to such officer which identifies the manner in which the Company believes that such officer has not performed his duties, commits or is convicted of a felony or any crime involving moral turpitude, uses drugs or alcohol in a way that either interferes with the performance of his duties or compromises the integrity or reputation of the Company, or engages in any act of dishonesty involving the Company, disclosure of Company’s confidential information not required by applicable law, commercial bribery, or perpetration of fraud; provided, however, that such officer shall have at least forty-five (45) calendar days to cure, if curable, any of the events which could lead to his termination for Cause.

Under the NEO Employment Agreements, “Good Reason” means any of the following that are undertaken without the officer’s express written consent: (i) the assignment to such officer of principal duties or responsibilities, or the substantial reduction of such officer’s duties and responsibilities, either of which is materially inconsistent with such officer’s position as President and Chief Executive Officer of the Company or Vice President of Research and Development, as applicable; (ii) a material reduction by the Company in such officer’s annual base salary, except to the extent the salaries of other executive employees of the Company and any other controlled subsidiary of the Company are similarly reduced; (iii) such officer’s principal place of business is, without his consent, relocated by a distance of more than thirty (30) miles from the center of Glendale, California; or (iv) any material breach by the Company of any provision of the employment agreements.

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

Under the NEO Employment Agreements, “Change of Control” means the occurrence of any of the following events: (i) a change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of the stock of the Company that, together with the stock held by such Person, constitutes more than fifty percent (50%) of the total voting power of the stock of the Company; provided, however, that the acquisition of additional stock by any one Person, who is considered to own more than fifty percent (50%) of the total voting power of the stock of the Company will not be considered a Change of Control; (ii) a change in the effective control of the Company which occurs on the date that a majority of members of the Board is replaced during any twelve (12) month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election; provided, however, if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change of Control; or (iii) a change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than fifty percent (50%) of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions; provided, however, the following will not constitute a change in the ownership of a substantial portion of the Company’s assets: (A) a transfer to an entity that is controlled by the Company’s stockholders immediately after the transfer, or (B) a transfer of assets by the Company to: (1) a stockholder of the Company (immediately before the asset transfer) in exchange for or with respect to the Company’s stock, (2) an entity, fifty percent (50%) or more of the total value or voting power of which is owned, directly or indirectly, by the Company, (3) a Person, that owns, directly or indirectly, fifty percent (50%) or more of the total value or voting power of all the outstanding stock of the Company, or (4) an entity, at least fifty percent (50%) of the total value or voting power of which is owned, directly or indirectly, by a Person described in (iii)(B)(3). For purposes of this subsection (iii), gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets. For purposes of this definition, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with the Company.

Employment Agreement with Zareh Khachatoorian

We entered into an Employment Agreement with Mr. Khachatoorian on January 3, 2017 (the “Khachatoorian Employment Agreement”) that governs the terms of his employment with us as Chief Operating Officer and Secretary. The term of this agreement was for an initial term of three years with automatic one year renewals unless either party give the other party give ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then current term. Mr. Khachatoorian is entitled to an annual base salary of $180,000 beginning on January 1, 2017 and increasing by 10% each year commencing on January 1, 2018. The Khachatoorian Employment Agreement also entitles Mr. Khachatoorian to, among other benefits, the following compensation: (i) eligibility to receive an annual cash bonus at the sole discretion of the Board and as determined by the Compensation Committee commensurate with the policies and practices applicable to other senior executive officers of the Company; (ii) an opportunity to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan commensurate with the terms and conditions applicable to other senior executive officers and (iii) participation in welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent available to our other senior executive officers.

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

In the event of the termination of Mr. Khachatoorian’s employment for Good Reason, he shall be provided certain benefits listed in the Khachatoorian Employment Agreement and payment of all accrued and unpaid compensation and wages, but the executive shall have no right to compensation or benefits for any period subsequent to the effective date of termination.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Panosian, CEO & Pres. (PEO)	6,250	(1)	-	-	$200	1/3/2022
	20,000	(2)	-	-	$42.90	6/30/2023
Joshua Keeler, CDO	20,000	(3)	-	-	$42.90	6/30/2023
Zareh Khachatoorian, COO	11,000	(4)	-	-	$39.00	6/30/2023

(1)	On January 3, 2017, the Company granted Michael Panosian an incentive stock option to purchase 125,000 shares of common stock for $10.00 per share under the Company’s 2016 Equity Incentive Plan. The option vested in 25% equal increments commencing on the first anniversary of the date of grant and expires on the fifth anniversary of date of grant. Due to the 1-for-2 and, 1-for-10 reverse stock splits of the Company’s common stock on September 3, 2018 and April 15, 2020, respectively, the amount of shares issuable upon the exercise of the stock option was adjusted to 6,250 and the exercise price was adjusted to $200 per share. As of December 31, 2021, the option was 100% vested but expired on January 3, 2022.

(2)	On September 14, 2018, the Company granted Michael Panosian an incentive stock option to purchase 200,000 shares of common stock for $4.29 per share under the Company’s 2018 Equity Incentive Plan. The option vests in 25% equal increments commencing on the date of grant and on each anniversary of the date of grant and expires on the fifth anniversary of the date of grant. Due to the 1-for-10 reverse stock split of the Company’s common stock on April 15, 2020, the amount of shares issuable upon the stock option was adjusted to 20,000 and the exercise price was adjusted to $42.90 per share. As of December 31, 2021, the option was 100% vested.

(3)	On September 14, 2018, the Company granted Joshua Keeler an incentive stock option to purchase 200,000 shares of common stock for $4.29 per share under the Company’s 2018 Equity Incentive Plan. The option vests in 25% equal increments commencing on the date of grant and on each anniversary of the date of grant and expires on the fifth anniversary of the date of grant. Due to the 1-for-10 reverse stock split of the Company’s common stock on April 15, 2020, the amount of shares issuable upon the stock option was adjusted to 20,000 and the exercise price was adjusted to $42.90 per share. As of December 31, 2021, the option was 100% vested.

(4)	On September 14, 2018, the Company granted Zareh Khachatoorian an incentive stock option to purchase 110,000 shares of common stock for $3.90 per share under the Company’s 2018 Equity Incentive Plan. The option vests in 25% equal increments commencing on the date of grant and on each anniversary of the date of grant and expires on the fifth anniversary of the date of grant. Due to the 1-for-10 reverse stock split of the Company’s common stock April 15, 2020, the amount of shares issuable upon the stock option was adjusted to 11,000 and the exercise price was adjusted to $39.00 per share. As of December 31, 2021, the option was 100% vested.

The 2016 Equity Incentive Plan

The 2016 Equity Incentive Plan was adopted by the Board and approved by the stockholders on July 6, 2016. The awards per the 2016 Plan may be granted through July 5, 2026 to the Company’s employees, consultants, directors, and non-employee directors provided such consultants, directors, and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The awards issuable under the 2016 Plan consist of Options, restricted stock awards, stock bonus awards, SARs, RSUs and performance awards. The 2016 Plan shall be administered by a committee of the Board or the Board.

ISO’s may be granted only to employees. All other Awards may be granted to employees, consultants, directors and non-employee directors of the Company or any subsidiary of the Company; provided such consultants, Directors and Non-employee Directors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Options may be vested and exercisable within the times or upon the conditions as set forth in the Award agreement governing such Option; provided, however, that no Option will be exercisable after the expiration of 10 years from the date the Option is granted; and provided further that no ISO granted to a person who, at the time the ISO is granted, directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of any Parent or Subsidiary of the Company will be exercisable after the expiration of five (5) years from the date the ISO is granted. The Committee or Board also may provide for Options to become exercisable at one time or from time to time, periodically or otherwise, in such number of shares or percentage of shares as the Committee or Board determines.

Pursuant to the 2016 Plan, the exercise price of an Option will be determined by the Committee or if there is no committee, the Board, when the Option granted; provided that: (i) the exercise price of an Option will be not less than 100% of the Fair Market Value of the shares on the date of grant and (ii) the exercise price of any ISO granted to a 10% stockholder will not be less than 110% of the Fair Market Value of the shares on the date of grant.

Under the 2016 Plan, the term “Fair Market Value” is defined, as of any date, the value of a share of the Company’s common stock determined as follows: (a) if such common stock is publicly traded and is then listed on a national securities exchange, the closing price on the date of determination on the principal national securities exchange on which the common stock is listed or admitted to trading as officially quoted in the composite tape of transactions on such exchange or such other source as the Committee deems reliable for the applicable date; (b) if such common stock is publicly traded but is neither listed nor admitted to trading on a national securities exchange, the average of the closing bid and asked prices on the date of determination as reported in The Wall Street Journal or such other source as the Committee deems reliable; (c) in the case of an Option or SAR grant made on the effective date, the price per share at which shares of the Company’s common stock are initially offered for sale to the public by the Company’s underwriters in the IPO of the Company’s common stock pursuant to a registration statement filed with the SEC under the Securities Act.

If the number of outstanding shares of common stock is changed by a stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification or similar change in the capital structure of the Company, without consideration, then (a) the number of shares reserved for issuance and future grant under the 2016 Plan, (b) the exercise prices of and number of shares subject to outstanding Options and SARs, (c) the number of shares subject to other outstanding Awards, (d) the maximum number of shares that may be issued as ISOs set forth in the 2016 Plan, (e) the maximum number of shares that may be issued to an individual or to a new employee in any one calendar year set forth in the 2016 Plan and (f) the number of shares that are granted as Awards to non-employee Directors, shall be proportionately adjusted, subject to any required action by the Board or the stockholders of the Company and in compliance with applicable securities laws; provided that fractions of a share will not be issued.

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

The initial number of shares of common stock authorized and reserved for issuance under the 2016 Plan was 12 million. The amount was subsequently reduced to 2 million due to the Company’s 1-for-6 reverse stock split on October 5, 2016, then to 1 million for the Company’s 1-for-2 reverse stock split on September 3, 2018, then to 100,000 shares for the Company’s 1-for-10 reverse stock split on April 15, 2020.

The 2018 Equity Incentive Plan

On July 1, 2018, the Board and the stockholders of the Company approved and adopted the Company’s 2018 Equity Incentive Plan. The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors.

The Awards issuable under the 2018 Plan consist of ISOs and NQSOs, restricted stock awards, stock bonus awards, SARs, restricted stock and RSUs, performance awards and other share-based awards. The Board may delegate all or a portion of the administration of the 2018 Plan to a Committee. The Board shall administer the 2018 Plan unless and until the Board delegates administration of the 2018 Plan to a Committee.

The initial number of shares of common stock authorized and reserved for issuance under the 2018 Plan was 2 million. The amount was subsequently reduced to 1 million due to the Company’s 1-for-2 reverse stock split on September 3, 2018. On April 12, 2019, the Board and stockholders approved to increase the number of shares to 20 million and then on February 14, 2020, to 35 million. The amount was later reduced to 3.5 million as a result of the Company’s 1-for-10 reverse stock split on April 15, 2020.

The number of shares of common stock that may be issued under the 2018 Plan will be (a) reduced by Awards granted under the 2018 Plan, and (b) increased to the extent that Awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan). Currently, no employee will be eligible to receive more than 10% of authorized shares under the 2018 Plan in any calendar year under the 2018 Plan pursuant to the grant of Awards.

If any shares of common stock subject to an Award are forfeited, an Award expires or otherwise terminates without issuance of shares of common stock, or an Award is settled for cash (in whole or in part) or otherwise does not result in the issuance of all or a portion of the shares of common stock subject to such Award (including payment in shares of common stock on exercise of a Stock Appreciation Right), such shares of common stock shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for issuance under the 2018 Plan.

In the event that (i) any Option or other Award granted is exercised through the tendering of shares of common stock (either actually or by attestation) or by the withholding of shares of common stock by the Company, or (ii) withholding tax liabilities arising from such Option or other Award are satisfied by the tendering of shares of common stock (either actually or by attestation) or by the withholding of shares of common stock by the Company, then the shares of common stock so tendered or withheld shall be available for issuance under the 2018 Plan.

The following provisions shall apply to Awards in the event of a Corporate Transaction unless otherwise provided in a written agreement between the Company or any affiliate and the holder of the Award or unless otherwise expressly provided by the Board at the time of grant of an Award:

●	In the event of a Corporate Transaction, any surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) may assume or continue any or all Awards outstanding under the 2018 Plan or may substitute similar stock awards for Awards outstanding under the 2018 Plan (including, but not limited to, Awards to acquire the same consideration paid to the stockholders of the Company pursuant to the Corporate Transaction), and any reacquisition or repurchase rights held by the Company in respect of common stock issued pursuant to Awards may be assigned by the Company to the successor of the Company (or the successor’s parent company, if any), in connection with such Corporate Transaction. A surviving corporation or acquiring corporation may choose to assume or continue only a portion of a stock Award or substitute a similar stock Award for only a portion of a stock Award. The terms of any assumption, continuation or substitution shall be set by the Board in accordance with the provisions of the 2018 Plan.

●	In the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue any or all outstanding Awards or substitute similar stock awards for such outstanding Awards, then with respect to Awards that have not been assumed, continued or substituted and that are held by participants whose continuous service has not terminated prior to the effective time of the Corporate Transaction (referred to as the “Current Participants”), the vesting of such Awards (and, if applicable, the time at which such stock awards may be exercised) shall (contingent upon the effectiveness of the Corporate Transaction) be accelerated in full to a date prior to the effective time of such Corporate Transaction as the Board shall determine (or, if the Board shall not determine such a date, to the date that is five days prior to the effective time of the Corporate Transaction), and such Awards shall terminate if not exercised (if applicable) at or prior to the effective time of the Corporate Transaction, and any reacquisition or repurchase rights held by the Company with respect to such Awards shall lapse (contingent upon the effectiveness of the Corporate Transaction). No vested Restricted Stock Unit Award shall terminate without being settled by delivery of shares of common stock, their cash equivalent, any combination thereof, or in any other form of consideration, as determined by the Board, prior to the effective time of the Corporate Transaction.

●	In the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue any or all outstanding Awards or substitute similar stock awards for such outstanding Awards, then with respect to Awards that have not been assumed, continued or substituted and that are held by persons other than Current Participants, the vesting of such Awards (and, if applicable, the time at which such Award may be exercised) shall not be accelerated and such Awards (other than an Award consisting of vested and outstanding shares of common stock not subject to the Company’s right of repurchase) shall terminate if not exercised (if applicable) prior to the effective time of the Corporate Transaction; provided, however, that any reacquisition or repurchase rights held by the Company with respect to such Awards shall not terminate and may continue to be exercised notwithstanding the Corporate Transaction. No vested Restricted Stock Unit Award shall terminate without being settled by delivery of shares of common stock, their cash equivalent, any combination thereof, or in any other form of consideration, as determined by the Board, prior to the effective time of the Corporate Transaction.

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
“
Corporate Transaction
”
is defined in the 2018 Plan as the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

●	a sale or other disposition of all or substantially all, as determined by the Board in its sole discretion, of the consolidated assets of the Company and its subsidiaries;

●	a sale or other disposition of at least ninety percent (90%) of the outstanding securities of the Company;

●	the consummation of a merger, consolidation or similar transaction following which the Company is not the surviving corporation; or

●	the consummation of a merger, consolidation or similar transaction following which the Company is the surviving corporation but the shares of common stock outstanding immediately preceding the merger, consolidation or similar transaction are converted or exchanged by virtue of the merger, consolidation or similar transaction into other property, whether in the form of securities, cash or otherwise.

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

Our Compensation Committee will: (i) interpret our Plans; and (ii) make all other determinations and take all other action that may be necessary or advisable to implement and administer our Plans. The Plans provide that in the event of a change of control event, the Compensation Committee or our Board shall have the discretion to determine whether and to what extent to accelerate the vesting, exercise or payment of an award.

In addition, our Board may amend our Plans at any time. However, without stockholder approval, our Plans may not be amended in a manner that would:

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
2016 Equity Incentive Plan:
Equity compensation plans approved by security holders	6,250		$200.00	93,750
Equity compensation plans not approved by security holders	0		0	0
Total	6,250		$200.00	93,750

2018 Equity Incentive Plan:
Equity compensation plans approved by security holders	51,000	(1)	$42.06	3,349,000	(3)
Equity compensation plans not approved by security holders	0		0	0
Total	51,000		$42.06	3,349,000	(3)

Non-Employee Director Remuneration Policy

Our Board has not adopted a non-employee director remuneration policy.

Stock and Option Awards

Each of our non-employee directors may receive up to 50,000 options to purchase shares of common stock (which we refer to as the Annual Director Options) for each fiscal year. The Annual Director Options will be confirmed (together with the exercise price for such options) at the first meeting of our Board for each fiscal year and shall vest quarterly in arrears. Annual Director Options shall have a ten year term and shall be issued under the 2016 and 2018 Plans.

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

New directors joining our Board shall be entitled to a prorated portion (based on months to be served in the fiscal year in which they join) of cash and stock options or other equity incentive awards (if applicable) for the applicable fiscal year at the time they join the Board.

Director Compensation
As of December 31, 2021

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert Faught	50,000	-	-	-	-	50,000
Linda Moossaian	50,000	-	-	-	-	50,000
William Placke	31,250	-	-	-	-	31,250

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding beneficial ownership of our equity interests as of April 14, 2022, by:

●	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of any class of our voting securities;

●	our Named Executive Officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and, thus, represents voting or investment power with respect to our securities as of April 14, 2022. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of April 14, 2022 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the persons below is c/o ToughBuilt Industries, Inc., 25371 Commercentre Drive, Suite 200, Lake Forest, CA 92630. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class
Named Executive Officers and Directors
Michael Panosian —CEO, President and Chair of the Board	445,496	(2)	*
Martin Galstyan —CFO	3,033		-
Joshua Keeler —CDO	84,793	(3)	*
Zareh Khachatoorian —COO	16,600	(4)	*
Robert Faught —Director	0		-
William Placke —Director	0		-
Linda Moossaian —Director	0		-
All Officers and Directors as a group (7 persons)	569,922		*

5% or More Stockholders
None

*Less than 1%

(1)	Percentages based on 129,299,607 shares of common stock issued and outstanding as of April 14, 2022 plus shares of common stock the person has the right to acquire within 60 days thereafter.

(2)	Includes 20,000 shares of common stock issuable upon vested options.

(3)	Includes 20,000 shares of common stock issuable upon vested options.

(4)	Includes 11,000 shares of common stock issuable upon vested options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration, and oversight of “related-party transactions.” For purposes of our policy only, a “related-party transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which we and any “related party” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us as an employee or director are not considered related-person transactions under this policy. A related party is any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Our Chief Financial Officer, Martin Galstyan, must present information regarding a proposed related-party transaction to our Board. Under the policy, where a transaction has been identified as a related-party transaction, Ms. Kahn must present information regarding the proposed related-party transaction to our Nominating and Corporate Governance Committee, once the same is established, for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-party transactions, our Nominating and Corporate Governance Committee will take into account the relevant available facts and circumstances including, but not limited to:

●	whether the transaction was undertaken in the ordinary course of our business;
●	whether the related party transaction was initiated by us or the related party;
●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third-party;
●	the purpose of, and the potential benefits to us from the related party transaction;
●	the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party;
●	the related party’s interest in the related party transaction; and
●	any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.

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

Item 14. Principal Accountant Fees and Services.

During the year ended December 31, 2021 and 2020, we engaged Marcum as our independent registered accounting firm. For the years ended December 31, 2021 and 2020, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2021	2020
Audit Fees	$150,861	$145,760
Audit-Related Fees (1)	$107,000	$144,930
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$257,861	$290,690

(1)	Fees incurred in conjunction with consents for various registration statements filed during years.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements : The following Financial Statements and Supplementary Data of ToughBuilt and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Balance Sheets at December 31, 2021 and 2020;
●	Statements of Operations for the years ended December 31, 2021 and 2020;
●	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020;
●	Statements of Cash Flows for the years ended December 31, 2021 and 2020; and
●	Notes to Financial Statements.

2.	Exhibits :

Exhibit No . :	Description of Exhibit:	Previously Filed and Incorporated by Reference herein:	Date Filed:
1.1	At The Market Offering Agreement, dated December 7, 2020, between ToughBuilt Industries, Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to Registration Statement on Form S-3 (File No. 333-251185)	December 7, 2020
1.2	At The Market Offering Agreement, dated February 1, 2021, between ToughBuilt Industries, Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to Registration Statement on Form S-3 (File No: 333-252630)	February 2, 2021
3.1	Articles of Incorporation, dated April 9, 2012	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.2	Certificate of Amendment, dated December 29, 2015	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.3	Certificate of Change Pursuant to NRS 78.209, dated October 5, 2016	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.4	Certificate of Change Pursuant to NRS 78.209, dated September 13, 2018	Exhibit 3.4 to Registration Statement on Form S-1/A	September 19, 2018
3.1.5	Certificate of Designations of Series B Convertible Preferred Stock, dated October 5, 2016	Exhibit 3.3 to Registration Statement on Form S-1	July 9, 2018
3.1.6	Certificate of Amendment to the Certificate of Incorporation, dated January 17, 2020	Exhibit 3.1 to Current Report on Form 8-K	January 17, 2020
3.1.7	Certificate of Amendment to the Articles of Incorporation dated as of March 26, 2021	Exhibit 3.1 to Current Report on Form 8-K	April 1, 2021
3.1.8	Certificate of Designations of Series F Convertible Preferred Stock dated as of February 15, 2022	Exhibit 3.1 to Current Report on Form 8-K	February 17, 2022
3.1.9	Certificate of Designations of Series G Convertible Preferred Stock dated as of February 15, 2022	Exhibit 3.2 to Current Report on Form 8-K	February 17, 2022
3.2	Amended and Restated Bylaws	Exhibit 3.2 to Registration Statement on Form S-1	July 9, 2018
4.1	Description of registrant’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	Exhibit 4.1 to Current Report on Form 10-K	March 26, 2021
4.2	Warrant, dated November 20, 2020, issued by ToughBuilt Industries, Inc. to the Investor	Exhibit 4.1 to Current Report on Form 8-K	November 23, 2020
4.3	Form of Common Warrant dated as of July 14, 2021, issued by ToughBuilt Industries, Inc. to certain purchasers	Exhibit 4.1 to Current Report on Form 8-K	July 14, 2021
4.4	Form of Placement Agent Warrant dated as of July 14, 2021, issued by ToughBuilt Industries, Inc. to H.C. Wainwright & Co., LLC	Exhibit 4.2 to Current Report on Form 8-K	July 14, 2021
4.5	Form of Common Warrant dated as of February 15, 2022, issued by ToughBuilt Industries, Inc. to certain purchasers	Exhibit 4.1 to Current Report on Form 8-K	February 17, 2022
4.6	Form of Placement Agent Warrant dated as of February 15, 2022, issued by ToughBuilt Industries, Inc. to H.C. Wainwright & Co., LLC	Exhibit 4.2 to Current Report on Form 8-K	February 17, 2022
10.1#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Michael Panosian	Exhibit 10.3 to Registration Statement on Form S-1	September 7, 2018

10.2#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Zareh Khachatoorian	Exhibit 10.4 to Registration Statement on Form S-1	September 7, 2018
10.3#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Josh Keeler	Exhibit 10.6 to Registration Statement on Form S-1	September 7, 2018
10.4#	Exchange Agreement, dated November 20, 2020, between ToughBuilt Industries, Inc. and the Investor	Exhibit 10.1 to Current Report on Form 8-K	November 23, 2020
10.5	Form of Securities Purchase Agreement dated as of July 11, 2021, by and between ToughBuilt Industries, Inc. and certain purchasers	Exhibit 10.1 to Current Report on Form 8-K	July 14, 2021
10.6	Form of Securities Purchase Agreement dated as of February 15, 2022, by and between ToughBuilt Industries, Inc. and certain purchasers	Exhibit 10.1 to Current Report on Form 8-K	February 17, 2022
10.7	Form of Letter Agreement dated as of February 18, 2022, between ToughBuilt Industries, Inc. and the purchasers pursuant to the Securities Purchase Agreement dated as of February 15, 2022	Exhibit 10.1 to Current Report on Form 8-K	February 23, 2022
14.1	Code of Ethics	Exhibit 14.1 to Registration Statement on Form S-1	September 7, 2018
21.1	List of Subsidiaries	*
23.1	Consent of Marcum LLP	*
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
99.1	Audit Committee Charter	Exhibit 99.1 to Registration Statement on Form S-1	September 7, 2018
99.2	Compensation Committee Charter	Exhibit 99.2 to Registration Statement on Form S-1	September 7, 2018
99.3	Nominating and Corporate Governance Committee Charter	Exhibit 99.3 to Registration Statement on Form S-1	September 7, 2018

99.4	Whistleblower Policy	Exhibit 99.4 to Registration Statement on Form S-1	September 7, 2018
101	Interactive Data Files	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Schema Document	*
101.CAL	XBRL Calculation Linkbase Document	*
101.DEF	XBRL Definition Linkbase Document	*
101.LAB	XBRL Label Linkbase Document	*
101.PRE	XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File.

# Management contract or compensatory plan.
*Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUGHBUILT INDUSTRIES , INC .

Dated: April 15, 2022	/s/ Michael Panosian
Michael Panosian
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Panosian	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 15, 2022
Michael Panosian

/s/ Martin Galstyan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2022
Martin Galstyan

/s/ Robert Faught	Director	April 15, 2022
Robert Faught

/s/ Linda Moossaian	Director	April 15, 2022
Linda Moossaian

/s/ William Placke	Director	April 15, 2022
William Placke

