Form 10-Q
period 2022-03-31
Toughbuilt Industries, Inc
filed 2022-05-23
CIK 1668370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2022

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

As of May
20
,
2022, the registrant had 1,015,637 shares of common stock, $0.0001 par value per share outstanding.

P
A
RT I. FINANCIAL INFORMATION

I
TEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.
C
O
NDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(UNAUDITED)
Assets
Current Assets
Cash	$936,822	$7,472,224
Accounts receivable, net	15,059,121	18,179,933
Inventory, net	41,342,689	38,432,012
Prepaid and other current assets	1,075,379	786,036
Total Current Assets	58,414,011	64,870,205
Other Assets
Property and equipment, net	15,698,940	13,341,629
Right-of-use asset	1,952,984	-
Other assets	1,398,908	742,691
Total Assets	$77,464,843	$78,954,525

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,952,919	$14,440,506
Accrued expenses	1,999,023	1,815,567
Lease liability , current maturities	495,964	-
Warrant liabilities	3,831,904	4,801,929
Total Current Liabilities	28,279,810	21,058,002

Lease liability , net of current maturities	1,448,042	-
Total Liabilities	29,727,852	21,058,002

Commitment and Contingencies (Note 5)

Stockholders’ Equity
Series C Preferred Stock, $0.0001 par value, 4,268 authorized, 0 issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, issued, and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 9 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Series F Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at March 31, 2022, 0 authorized, issued and outstanding at December 31, 2021	-	-
Series G Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at March 31, 2022, 0 authorized, issued and outstanding at December 31, 2021	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 861,997 and 861,997 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	86	86
Additional paid-in capital	158,031,423	156,184,327
Accumulated deficit	(110,294,518)	(98,287,890)
Total Stockholders’ Equity	47,736,991	57,896,523
Total Liabilities and Stockholders’ Equity	$77,464,843	$78,954,525

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
C
O
NDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues, net of allowances
Metal goods	$7,868,628	$4,345,197
Soft goods	8,858,578	7,937,058
Electronic goods	493,538	-
Total revenues, net of allowances	17,220,744	12,282,255

Cost of Goods Sold
Metal goods	7,351,882	3,328,000
Soft goods	6,385,371	5,491,127
Electronic goods	480,364	-
Total cost of goods sold	14,217,617	8,819,127

Gross profit	3,003,127	3,463,128

Operating expenses:
Selling, general and administrative expenses	15,934,045	7,949,783
Research and development	2,514,050	1,406,385
Total operating expenses	18,448,095	9,356,168

Income (loss) from operations	(15,444,968)	(5,893,040)

Other income (expense)
Warrant issuance costs	(275,130)	-
Change in fair value of warrant liabilities	3,616,160	-
Interest expense	-	(160,619)
Total other income (expense)	3,341,030	(160,619)

Net loss	$(12,103,938)	$(6,053,659)

Basic and diluted net loss per share attributed to common stockholders	$(14.04)	$(13.43)
Basic and diluted weighted average common shares outstanding	861,997	450,624

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
S
T
ATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED March 31, 2022 AND 2021
(UNAUDITED)

	Series C		Series D		Series E		Series F		Series G
	Preferred		Preferred		Preferred		Preferred		Preferred				Additional		Total
	Stock		Stock		Stock		Stock		Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

January 1, 2021	-	$-	-	$-	-	-	-	$-	-	$-	297,792	$29	$80,108,016	$(60,761,992)	$19,346,053
Issuance of common stock upon conversion of warrants	-	-	-	-	-	-	-	-	-	-	36,057	4	5,408,536	-	5,408,540
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	1,000	-	189,000	-	189,000
Issuance of common stock	-	-	-	-	-	-	-	-	-	-	214,186	21	39,074,368	-	39,074,390
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	81,537	-	81,537
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,053,659)	(6,053,659)
Balance - March 31, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	544,035	$54	$124,861,457	$(66,815,651)	$58,045,861
January 1, 2022	-	$-	-	$-	9	$-	-	$-	-	$-	861,997	$86	$156,184,327	$(98,287,890)	$57,896,523
Adoption of lease guidance	-	-	-	-	-	-	-	-	-	-	-	-	-	97,310	97,310
Issuance of preferred stock	-	-	-	-	-	-	2,500	-	2,500	-	-	-	1,833,995	-	1,833,995
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	13,101	-	13,101
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,103,938)	(12,103,938)
March 31, 2022	-	$-	-	$-	9	-	2,500	$-	2,500	$-	861,997	$86	$158,031,423	$(110,294,518)	$47,736,991

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
C
O
NDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,103,938)	$(6,053,659)
Adjustments to reconcile from net loss to net cash used i n operating activities:
Depreciation	933,725	296,016
Stock-based compensation expense	13,101	81,537
Amortization of capitalized contract costs	-	213,353
Amortization of right-of-use asset	72,829	-
Common stock issued for services	-	189,000
Warrant issuance costs	275,130	-
Loss on sale of property and equipment	15,806	-
Change in fair value of warrant liabilities	(3,616,160)	-
Changes in operating assets and liabilities
Accounts receivable, net	3,120,812	(3,726,729)
Factor receivables, net	-	(233,172)
Inventory	(2,910,677)	(2,752,846)
Prepaid assets	(289,343)	(575,421)
Other assets	(656,217)	(241,225)
Accounts payable	4,883,874	(1,242,183)
Accrued expenses	291,006	50,854
Lease liability	(92,047)	-
Net cash used in operating activities	(10,062,099)	(13,994,475)

Cash flows from investing activities:
Proceeds from sale of property and equipment	50,000	-
Purchases of property and equipment	(728,303)	(968,306)
Net cash used in investing activities	(678,303)	(968,306)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	5,408,540
Proceeds from issuance of stock, net of costs	4,205,000	39,911,415
Repayments of factor loan payable	-	(54,092)
Repayments of Series D Preferred Stock	-	-
Net cash provided by financing activities	4,205,000	45,265,863

Net increase (decrease) in cash	(6,535,402)	30,303,082
Cash, beginning of period	7,472,224	2,194,850
Cash, end of period	$936,822	$32,497,932

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$2,628,539	417,645
Initial value of lease liability	$2,036,053	$-
Initial fair value of warrants	$2,646,135	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
N
o
tes to the Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed consolidated financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 should be read in conjunction with the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities Exchange Commission (“SEC”) on April 18, 2022 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

On April 15, 2020, the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each ten shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock, with fractional shares resulting from the Reverse Split rounded up to the nearest whole number.

On April 22, 2022, the Company effected a 1-for-150 reverse stock split (the “2022 Reverse Split”) of its issued and outstanding common stock. As a result of the 2022 Reverse Split, each one hundred fifty shares of issued and outstanding prior to the 2022 Reverse Split were converted into one share of common stock. All share and per share numbers in the unaudited condensed consolidated financial statements and notes below have been revised retroactively to reflect the Reverse Split and the 2022 Reverse Split.

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

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $110.3 million at March 31, 2022, a net loss of approximately $12.1 million, and approximately $10 million of net cash used in operating activities for the three months ended March 31, 2022. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the next twelve months from issuance of this Quarterly Report on Form 10-Q. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company's ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company's ability to raise capital, management believes that there is substantial doubt in the Company's ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the Securities and Exchange Commissions’ (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim consolidated condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2022 and 2021; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At March 31, 2022 and December 31, 2021, no allowance for doubtful accounts was recorded.

The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with Accounting Standards Codification (“ASC”) 860, “
Transfers and Servicing
”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable), it does not meet the third test of effective control since its accounts receivable sales agreement with a third-party factor requires it to be liable in the event of default by one of its customers. The Company recorded a sales discount of $13,000 at March 31, 2022 and December 31, 2021.

The Company also has an agreement with a third party to be able to receive advance payments for certain accounts receivables, for a specified fee. Under this agreement, the respective customer will repay the third party within a predetermined term.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At March 31,2022 and December 31, 2021, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “
Property, Plant, and Equipment,
” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended March 31, 2022 and 2021.

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

For the Three Months
	Ended March 31, 2022	At December 31, 2021
Risk-free interest rate	1.94% - 2.44%	0.81% - 1.09%
Contractual term	4.25 - 5 years	4.54 years
Expected volatility	88%	88%

Level 3 Fair Value Sensitivity

Warrant liability

The table below provides a reconciliation of the balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2022	$4,801,929
Fair value of warrant liability at issuance	2,646,135
Change in the fair value of warrant liability	(3,616,160)
Balance, March 31, 2022	$3,831,904

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $1,742,438 and $2,151,672 for the three months ended March 31, 2022 and 2021, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $918,722 and $615,439 as of March 31, 2022 and December 31, 2021, respectively and are included in other assets on the accompanying consolidated balance sheet.

Research and development

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $2,514,050 and $1,406,385 for the three months ended March 31, 2022 and 2021, respectively.

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

Leases

The Company accounts for its leases under ASC 842,
Leases.
Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate which is consummate with the respective lease term.
 Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

	Three Months Ended March 31,
	2022	2021
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(12,103,938)	$(6,053,659)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(14.04)	(13.43)
Basic and diluted weighted average common shares outstanding	861,997	450,624

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of March 31, (in common equivalent shares):

	2022	2021
Warrants	416,832	110,110
Options and restricted stock units	1,354	1,354
Total anti-dilutive weighted average shares	418,186	111,465

No Segment Reporting

The Company operates one reportable segment referred to as the tools segment. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

Recent Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

In February 2016, the FASB issued ASU 2016-02, “
Leases
(Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 and is to be applied utilizing a modified retrospective approach. The Company adopted this guidance as of January 1, 2022 and it did not have a material impact on the Company’s stockholders’ equity balance as of January 1, 2022. Due to this adoption of this guidance, the Company now recorded
a right-of-use asset and lease liability on its consolidated balance sheet
.
 As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2022 (a) a lease liability of $1,044,828, which represents the present value of the remaining lease payments of existing leases, discounted using the Company’s incremental borrowing rate of 4%, and (b) a right-of-use asset of $1,034,588, which represents the initial lease liability
.

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“
ASU 2020-06
”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company has adopted ASU 2020-06 as of January 1, 2022, and as a result no longer is required to analyze embedded conversion features for separation from its host contract in convertible instruments.

NOTE 3: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2022	December 31, 2021
Furniture	$2,065,548	$1,066,219
Computers	1,155,606	1,038,154
Production equipment	80,744	245,713
Tooling and molds	6,986,780	6,390,962
Auto	635,542	635,542
Application development	2,938,919	2,398,919
Website design	915,862	814,733
Steelbox	882,000	882,000
Leasehold improvements	3,990,416	2,862,079
Less: accumulated depreciation	(3,952,477)	(2,992,692)
Property and Equipment, net	$15,698,940	$13,341,629

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$933,725	$296,016

NOTE 4 – LEASES

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

The Company entered into a lease for additional space, in Irvine, CA. The lease commenced March 1, 2022. Base rent is initially $16,250 with escalations contained in the lease through February 28, 2027.

Supplemental balance sheet information related to leases is as follows as of March 31, 2022:

Operating leases
Right-of-use assets, net	$1,952,984

Current liabilities	495,964
Non-current liabilities	1,448,042
Total operating lease liabilities	$1,944,006

Weighted Average Remaining Lease Term	3.88 years

Weighted Average Discount Rate	4%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs are as follows:

For the years ending December 31,	Building leases
2022 (remaining)	$429,515
2023	544,849
2024	567,377
2025	305,092
2026	222,038
Thereafter	37,187
Total lease payments	2,106,058
Less: imputed interest	(162,052)
Present value of lease liabilities	$1,944,006

The Company recorded rent expense of $213,654 and $216,550 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreements with Officers

On January 3, 2017, the Company entered into an employment agreement with its President and Chief Executive Officer for a five-year term. The officer received a sign-on-bonus of $50,000 and was entitled to an annual base salary of $350,000 to increase by 10% each year commencing on January 1, 2018. The officer was also granted a stock option to purchase 833 shares of the Company’s common stock at an exercise price of $1,500 per share.

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

On
August 16, 2016, a plaintiff filed a complaint against Defendants ToughBuilt Industries, Inc. (the “Company”) and Michael Panosian in the Superior Court of California, County of Los Angeles, Case No. EC065533. The complaint alleges breach of oral contracts to pay Plaintiff for consulting and finder’s fees, and to hire him as an employee. The complaint further alleged claims of fraud and misrepresentation relating to an alleged payment in exchange for stock in the Company. The complaint seeks unspecified monetary damages, declaratory relief, stock in the Company, and other relief according to proof.

On April 12, 2018, the Court entered judgments of default against the Company and Mr. Panosian in the amounts of $7,080 and $235,542, plus awarding the plaintiff a 7% ownership interest in the Company (the “Judgments”). The plaintiff served notice of entry of the judgments on April 17, 2018 and the Company and Mr. Panosian received notice of the entry of the default judgments on April 19, 2018.

The Company and Panosian satisfied the judgments on September 14, 2018 by payment of $252,949 to the plaintiff and by issuing the plaintiff 2,509 shares of common stock of the Company. On October 18, 2018, the Company and Panosian filed a Notice of Appeal from the Order denying their motion for relief from the above-referenced default judgment.

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court’s order denying ToughBuilt’s motion for relief from the default judgment and directing the trial court to grant ToughBuilt’s motion for relief, including allowing Toughbuilt to file an Answer and contest the plaintiff’s claims.

The plaintiff was seeking damages and stock based on a breach of an alleged oral agreement. This case had concluded during 2022. The plaintiff was awarded $160,000 which was offset by a prior judgment against the plaintiff.

NOTE 6: STOCKHOLDERS’ EQUITY

At March 31, 2022 and December 31, 2021, the Company had
200,000,000
 shares of common stock, and
4,268
 shares of Series C preferred stock authorized, both with a par value of $
0.0001
 per share. At March 31, 2022 and December 31, 2021, the Company had
5,775
 shares of Series D preferred stock, and
15
 Series E Non-Convertible preferred stock authorized, with a par value of $
1,000
 and $
0.0001
 per share, respectively.
 In addition, at March 31, 2022, the Company had 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock authorized, both with a par value of $0.0001 per share.

Common Stock and Preferred Stock

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021 (the “ATM Prospectus Supplement”) to the shelf registration statement Form S-3 (File No. 333-251185) declared effective by the SEC on December 15, 2020 (the “First Form S-3”) for the offer and sale shares of common stock having an aggregate value of $8,721,746 from time to time through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. During January 2021, the Company has raised approximately $16,200,000 through the sale of 99,748 shares of the Company’s common stock.

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

From February 2021 to July 2021, the Company sold an aggregate of 125,708 shares of common stock through the Wainwright under the Second S-3 with net proceeds of $24,602,110, after deducting underwriting discounts and expense.

On March 26, 2021, the Company filed with the Nevada Secretary of State a certificate of designation therein establishing the Series E Preferred Stock consisting of fifteen (15) shares, and the Company issued nine (9) shares of such preferred stock to an institutional investor pursuant to an exchange agreement, dated November 20, 2020, between the Company and the investor.

The Series E Preferred Stock have the following rights:

•	Not entitled to dividends;

•	Voting rights, as outlined in the Certificate of Designation;

•
In the event of an voluntary or involuntary liquidation, dissolution, or winding up of the Company (collectively with a Deemed Liquidation, a “Liquidation”), the holders of Series E Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Junior Securities (as described in the Certification of Designation) by reason of their ownership thereof, an amount in cash equal to the aggregate Liquidation Value of all Series E Preferred Stock held by such holder, plus all unpaid accrued and accumulated dividends on all such Series E Preferred Stock (whether or not declared).

On July 11, 2021, the Company entered into a Securities Purchase Agreement, dated July 11, 2021, with several institutional and accredited investors pursuant to which the Company agreed to issue and sell in a registered direct offering an aggregate of 306,866 shares of common stock and warrants to purchase up to an aggregate of 153,433 shares of common stock at a combined offering price of $130.35 per share and accompanying warrant, for gross proceeds of approximately $40 million.  The warrants have an exercise price equal to $121.50 per share and are immediately exercisable until the fifth anniversary of the date of issuance. The net proceeds to the Company from the offering were $36,259,050, after deducting placement agent fees and expenses payable by the Company. The offering closed on July 14, 2021.

Pursuant to an engagement letter, dated July 10, 2021, with H.C. Wainwright & Co., LLC, as the placement agent, the Company agreed to pay the placement agent a cash fee equal to 7.0% of the gross proceeds received in the offering and a management fee equal to 0.5% of the gross proceeds received in the offering. The Company also agreed to pay the placement agent $25,000 for non-accountable expenses, up to $50,000 for fees and expenses of legal counsel and other reasonable and customary out of-pocket expenses, and $15,950 for clearing fees. Also pursuant to the engagement Letter, the Company, in connection with the offering, issued to the placement agent or its designees warrants to purchase an aggregate of 18,412 shares of its common stock (which represents 6.0% of the shares sold to investors in the offering) at an exercise price equal to 125% of the offering price in the offering, or $162.94 (the “Placement Agent Warrants”). The Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

The shares sold under the Securities Purchase Agreement, the issuance of the warrants and the Placement Agent Warrants, and the shares issuable pursuant to the Warrants and the Placement Agent Warrants were offered and sold by through a prospectus supplement included in the Company’s Second Form S-3 (as defined above).

On February 15, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named pursuant to which the Company issued, in a registered direct offering an aggregate of $5,000,000 of Preferred Stock, split evenly among the 2,500 shares of Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F Preferred Stock”), and 2,500 shares of Series G Convertible Preferred Stock, par value $0.0001 per share (“Series G Preferred Stock”).
The Series F Preferred Stock and Series G Preferred Stock have a stated value of $1,000 per share and are convertible into common stock at any time after the date of issuance. The conversion rate, subject to adjustment as set forth in the Certificate of Designation, is determined by dividing the stated value of the Series F Preferred Stock and Series G Preferred Stock by $30 (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction.  The 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock are each convertible into 83,334 shares of common stock.  The Series F Preferred Stock and Series G Preferred Stock and the underlying shares of Common Stock were offered pursuant the Second Form S-3 (as defined above).

In a concurrent private placement, the Company also issued to such investors unregistered warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock, at an exercise price of $37.65 per share. The warrants are exercisable from April 15, 2022 until the fifth anniversary of the initial exercise date.

As compensation to the placement agent in connection with the offering, the Company paid the placement agent a cash fee of 7% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 10,000 shares of common stock for $7.50 per share from April 15, 2022 until February 15, 2027.

The Series F Preferred Stock and Series G Preferred Stock have the following rights:

•	Entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when and if actually paid,

•	No voting rights, except for rights outlined in the Certificate of Designation;

•
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation), the then holders of the Series F Preferred Stock and Series G Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series F Preferred Stock and Series G Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock,

•
The Series F Preferred Stock and Series G Preferred Stock is convertible into common stock at any time after the date of issuance. The conversion rate, subject to adjustment as set forth in the Certificate of Designation, is determined by dividing the stated value of the Series F Preferred Stock and Series G Preferred Stock by $30 (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction,

•	The Series F Preferred Stock and Series G Preferred Stock can be converted at the option of the holder at any time and from time to time after the date of issuance.

The Company received net proceeds of approximately $4,205,000 from the offering, after deducting the estimated offering expenses payable by the Company, including the Placement Agent fees.  The total issuance costs amounted to $795,000 and the Company also recognized an initial fair value of warrants in the amount of $2,646,135.

$275,130 of such issuance costs have been determined to be in connection with the warrants and have been expensed during the three months ended March 31, 2022.

Warrants

Placement Agent Warrants

The Company has issued an aggregate of 165 warrants to the placement agents to purchase one share of its common stock per warrant at an exercise price of $18,000 per share for 32 warrants and $1,500 for 133 warrants. The warrants issued in its October 2016 Private Placement shall expire on October 17, 2021, and the warrants issued in its March 2018 Private Placement, May 2018 Private Placement and August 2018 Financing shall expire on September 4, 2023. The exercise price and number of shares of common stock or other securities issuable on exercise of such warrants are subject to customary adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company.

As of March 31, 2022 and December 31, 2021, 133 warrants issued to the placement agents at an exercise price of $1,500 and 9 at an exercise price of $18,000 are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the three months ended March 31, 2022. Class B Warrants have an exercise price of $18,000 per share and shall expire between October 17, 2021 and May 15, 2023.

As of March 31, 2022 and December 31, 2021, the Company had 177 Class B Warrants issued and outstanding.

Series A Warrants and Series B Warrants

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 283 shares of the Company’s common stock for total cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 339 shares of its common stock into 339 shares of its common stock and received new warrants to purchase an aggregate of 6,220 shares of its common stock. These new warrants have terms substantially similar to the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $5,505, and the warrants are not exercisable until July 24, 2019, the six-month anniversary of the date of issuance. Each warrant expires on the fifth anniversary of the original issuance date.

As of March 31, 2022 and December 31, 2021, the Company had 3,460 Series A Warrants issued and outstanding.

2020 Offering Warrants

In
 the
January 28, 2020 public offering, the Company sold 329,667 warrants (each exercisable into 1/20 th
of a share of common stock for a total of 16,483 shares of common stock). In the June 2, 2020 public offering, the Company sold 138,000 warrants (each exercisable into 1 share of common stock for a total of 138,000 shares of common stock.) Each warrant expires on the fifth anniversary of the original issuance date. During the three months ended March 31, 2022, 0 warrants were converted to common stock.

As of March 31, 2022 and December 31, 2021, the Company had 102,450 2020 Offering Warrants issued and outstanding.

2021 Offering Warrants

In the July 11, 2021 offering, the Company sold 153,433 warrants (each exercisable into 1 share of common stock) at an exercise price equal to $121.50 per share, and are immediately exercisable until the fifth anniversary of the date of issuance. In connection with the offering the Company issued to the Placement Agent or its designees warrants to purchase an aggregate of 18,412 shares of its common stock at an exercise price equal to 125% of the offering price in the offering, or $162.94 (the “2021 Placement Agent Warrants”). The 2021 Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

As of March 31, 2022 and December 31, 2021, the Company had 153,433 and 18,412, 2021 Offering Warrants and 2021 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $1,589,284 and $4,801,929 as of March 31,2022 and December 31, 2021, respectively, and is included in warrant liabilities on the accompanying condensed consolidated balance sheets.

Exchange

On November 20, 2020, the Company and the investor entered into an exchange agreement and issued a warrant to purchase up to an aggregate of 3,833 shares of the Company’s common stock for $150 per share which expire on August 20, 2024. As of March 31, 2022 and December 31, 2021, such warrant was outstanding.

2022 Offering Warrants

In February 15, 2022 the Company sold 125,000 warrants (each exercisable into 1 share of common stock) at an exercise price equal to $37.65 per share.
The warrants will be exercisable on the date that is the later of (a) the consummation of either a stockholder vote on the proposal to authorize the Company’s board of directors to effect a reverse stock split (the “Reverse Stock Split”) or increase the authorized shares of the Company’s common stock; and (b) six months after the date of issuance and will have a term of 5 years from the initial exercise date.
In connection with the offering the Company issued to the Placement Agent or its designees warrants to purchase an aggregate of 10,000 shares of its common stock at an exercise price equal $7.50 (the “2022 Placement Agent Warrants”).
The 2022 Placement Agent Warrants become exercisable on the date that is the later of (a) the consummation of either a stockholder vote on the proposal to authorize the Company’s board of directors to effect a Reverse Stock Split or increase the authorized shares of the Company’s common stock; and (b) six months after the date of issuance and will expire on February 15, 2027.

As of March 31, 2022, the Company had 125,000 and 10,000, 2022 Offering Warrants and 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $2,646,135 and $2,242,620 as of the date of issuance and March 31, 2022, respectively, and is included in warrant liabilities on the accompanying condensed consolidated balance sheets.

Equity Incentive Plans

The 2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors and approved by the shareholders on July 6, 2016. The awards per 2016 Plan may be granted through July 5, 2026 to the Company’s employees, consultants, directors and non-employee directors provided such consultants, directors and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The maximum number of shares of our common stock that may be issued under the 2016 Plan is 83 shares, which amount will be (a) reduced by awards granted under the 2016 Plan, and (b) increased to the extent that awards granted under the 2016 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). No employee will be eligible to receive more than 83 shares of common stock in any calendar year under the 2016 Plan pursuant to the grant of awards.

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 83 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $15,000.00 share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of March 31, 2022, there was no unrecognized compensation expense.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the Board of Directors and the stockholders of the Company approved and adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through September 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 625 shares, which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan).

On April 4, 2020, the Company granted 350 restricted stock units to two officers of the Company. These units have the following vesting term: 33% on January 1, 2021, 34% on January 1, 2022 and 33% on January 1, 2023. The fair value of these units as of grant date was $144,110 based upon the closing price of the Company’s stock.

As of March 31, 2022, there was no unrecognized compensation expense.

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

The Company’s reserve for sales returns and allowances amounted to $13,000 as of March 31, 2022 and December 31, 2021.

NOTE 8: CONCENTRATIONS

Concentration of Customers

For the three months ended March 31, 2022 and 2021, respectively, the Company had the following concentrations of customers:

	Percentage of
	revenues for the		Percentage of accounts
	Three Months Ended		receivables as of
	March 31,		March 31,	December 31,
	2022	2021	2022	2021
Customer 1	39%	37%	30%	34%
Customer 2	18%	17%	6%	5%
Customer 3	10%	10%	3%	4%

Concentration of Suppliers

For the three months ended March 31, 2022 and 2021, respectively, the Company had the following concentrations of suppliers:

	Percentage of
	purchases for the		Percentage of accounts
	Three Months Ended		payable as of
	March 31,		March 31,	December 31,
	2022	2021	2022	2021
Supplier 1	13%	21%	15%	16%
Supplier 2	11%	22%	3%	16%
Supplier 3	16%	11%	9%	8%
Supplier 4	10%	16%	8%	12%
Supplier 5	10%	0%	6%	2%
Supplier 6	4%	0%	3%	0%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2022 and 2021. The Company’s bank balances exceeded FDIC insured amounts at times during the three months ended March 31, 2022 and 2021. The Company’s bank balance exceeded the FDIC insured amounts as of March 31, 2022 and December 31, 2021, by approximately $338,000 and $7.2 million, respectively.

Geographic Concentration

For the three a months ended March 31, 2022 and 2021, respectively, the Company had the following geographic concentrations:

	Percentage of revenues for the		Percentage of accounts
	Three Months Ended		receivables as of
	March 31,		March 31,	December 31,
	2022	2021	2022	2021
Canada	3%	4%	6%	7%
Europe	13%	3%	11%	14%
United States of America	83%	92%	76%	72%
Other	1%	1%	7%	7%

NOTE 9: SUBSEQUENT EVENTS

Subsequent to March 31, 2022, 153,640 warrants were exercised and the Company issued 153,640 shares of common stock.

On April 22, 2022, the Company effected a 1-for-150 reverse stock split of its issued and outstanding common stock.

On May 13, 2022, the Company filed a registration statement on Form S-1 (File No: 333-264930) with the SEC therein registering units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and pre-funded units available, in lieu of units, for those purchasers, if any, whose purchase of units in the offering would otherwise result in such purchaser, together with its affiliates and certain related parties, beneficially owning more than
4
.99
% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the offering. Each pre-funded unit consists of one pre-funded warrant to purchase one share of common stock and one warrant to purchase one share of common stock. The purchase price of each pre-funded unit will be equal to the price per unit being sold to the public in this offering, minus $0.0001, and the exercise price of each pre-funded warrant included in the pre-funded units will be $0.0001 per share. The pre-funded warrants included in the pre-funded units will be immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The warrant included in the pre-funded unit is in the same form as the warrant included in the unit.
For each pre-funded unit sold in the offering, the number of units offered will be decreased on a one-for-one basis.
The Company also registered placement agent warrants to be issued to H.C. Wainwright & Co. as part of its compensation for acting as the placement agent of the offering on a best efforts basis. The registration statement has not been declared effective by the SEC as of the date this Quarterly Report on Form 10-Q has been filed with the SEC.

Management has evaluated subsequent events through the date which the condensed consolidated financial statements were issued noting that there were no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
.

The following discussion and analysis is intended to help investors understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 filed with the Securities Exchange Commission (“SEC”) on April 18, 2022. All common share and per common share numbers have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on April 15, 2020 and the 1-for-150 reverse stock split effected on April 25, 2022.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

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

As discussed below, while the Company has faced the impacts of COVID-19 and inflation, we have been able to obtain significant revenue growth. Notwithstanding, we have incurred substantial operating losses since our inception and anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can commercialize our technology currently in development. In their audit report included in the Quarterly Report on Form 10-Q, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. To fund our operations and grow our business, we will require to fund our capital requirements through the sale of debt or equity securities or other arrangements to fund operations. There can be no assurances that will be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. See “
Liquidity and Capital Resources; Going Concern
” below and Item 1A. Risk Factors “
Going Concern
” and “
We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required
” in
the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 18, 2022.

Corporate History

We were incorporated in the State of Nevada on April 9, 2012, as Phalanx, Inc. We changed our name to ToughBuilt Industries, Inc. on December 29, 2015. On September 18, 2018, we effected a 1-for-2 reverse stock split of our common stock. We consummated our initial public offering pursuant to a registration statement on Form S-1 (File No: 333- 22610) declared effective by the SEC on November 8, 2018, and became an Exchange Act reporting company pursuant to a Form 8-A (File No. 001-38739) on November 8, 2018. On April 15, 2020, we effected a 1-for-10 reverse stock split of our outstanding common stock. On April 25, 2022, we effected a 1-for-150 reverse stock split of our outstanding common stock. All share amounts and dollar amounts have been adjusted for the reverse stock splits.

Business Developments

The following highlights material business developments in our business during the fiscal year ended December 31, 2021 and during the first quarter ended March 31, 2022:

•
On February 17, 2021, we announced that we have grown our business from four stock keeping units (SKUs) to 25 SKUs with Toolstation, a Netherlands based company with over 60 stores in the Netherlands, Belgium and Luxembourg and one of the highly respected single-source suppliers of tools, accessories, and building products for professionals and serious do-it-yourselfers. These SKUs include current ranges of ToughBuilt’s steel sawhorse line, soft-sided tool storage, and kneepads and have been slotted for immediate placement in all stores and in Toolstation’s catalog;

•
In November 2021, we launched two new product lines, ToughBuilt lasers and levels, and fully integrated with our mobile application, ToughBuilt Connect, allowing professional and DIY builders to quickly measure rooms, seamlessly upload information to a smartphone, and create shareable information with the touch of a button;

•	In December 2021, we launched a new product line, the ToughBuilt Workbench, available for purchase across our strategic global partners and buying groups servicing over 14,400 stores worldwide;

•	In August 2021, we launched a new product line, the ToughBuilt utility knives;

•	In September 2021, we launched ToughBuilt Brazil;

25

•
In 2021, our total revenues, net of allowances, totaled approximately $70.0 million as compared to approximately $39.4 million in 2020, including a 71% increase in online sales through Amazon.com from $7 million for 2020 to $12 million for 2021; and

•	Since the beginning of 2021, we have raised a total of approximately $87.5 million in net proceeds in registered equity offerings.

Our Products

TOUGHBUILT® manufactures and distributes an array of high-quality and rugged toolbelts, tool bags, and other personal tool organizer products. We also manufacture and distribute a complete line of knee pads for various construction applications, and a variety of metal goods, including utility knives, aviation snips, shears, and digital measures such as lasers and levels. Our line of job site tools and material support products consists of a full line of miter saw and table saw stands, sawhorses/job site tables, roller stands, and workbench. All of our products are designed and engineered in the United States and manufactured in China, India, and the Philippines under our quality control supervision. We do not need government approval for any of our products.

Soft Goods

The flagship of the product line is the soft goods line that consists of over 100 variations of tool pouches, tool rigs, toolbelts and accessories, tool bags, totes, a variety of storage solutions, and office organizers/bags for laptop/tablet/cellphones, etc. Management believes that the breadth of the line is one of the deepest in the industry and has specialized designs to suit professionals from all sectors of the industry including plumbers, electricians, framers, builders, and more.

We have a selection of over 10 models of kneepads, some with unique patented design features that allow the users to interchange components to suit particular conditions of use. Management believes that these kneepads are among the best performing kneepads in the industry. Our “all terrain” knee pad protection with snapshell technology is part of our interchangeable kneepad system which helps to customize the job site needs. They are made with superior quality using multilevel layered construction, heavy-duty webbing, and abrasion-resistant PVC rubber.

Metal Goods

Sawhorses and Work Support Products
The second major category consists of Sawhorses and Work Support products with unique designs targeted at the most discerning users in the industry. The innovative designs and construction of the more than 15 products in this category have led to the sawhorses becoming among the best sellers of the category everywhere they are sold. The newest additions in this category include several stands and work support products that are quickly gaining recognition in the industry and are expected to position themselves in the top tier products in a short time. Our sawhorse line, miter saw, table saw & roller stands, and workbench are built to very high standards. Our sawhorse/job site table is fast to set up, holds 2,400 pounds, has adjustable heights, is made of all-metal construction, and has a compact design. We believe that these lines of products will become the standard in the construction industry.

Electronic Goods

Digital measures and levels

TOUGHBUILT’s third major product line is the digital measure and levels. These digital measures are targeted toward the PROs for accurate job site measuring, to make sure the job is done right and in time. These digital measures help calculate what amount of construction product is needed to finish the job, such as measures for floors, tile, and paint.

Our Business Strategy

Our product strategy is to develop product lines in a number of categories rather than focus on a single line of goods. We believe that this approach allows for rapid growth, wider brand recognition, and may ultimately result in increased sales and profits within an accelerated time period. We believe that building brand awareness of our current ToughBuilt lines of products will expand our share of the pertinent markets. Our business strategy includes the following key elements:

•	A commitment to technological innovation achieved through consumer insight, creativity, and speed to market;

•	A broad selection of products in both brand and private labels;
•	Prompt response;
•	Superior customer service; and
•	Value pricing.

We will continue to consider other market opportunities while focusing on our customers’ specific requirements to increase sales.

Market

In addition to the construction market, our products are marketed to the “Do-It-Yourself” and home improvement marketplace. The U.S. housing stock of more than 130 million homes requires regular investment merely to offset normal depreciation. According to Statista.com
1
, in recent years, the U.S. home improvement industry has witnessed steady growth, and the trend is expected to continue in the near future. A significant increase occurred in 2020, mostly due to the outbreak of the coronavirus (COVID-19) pandemic and the lockdowns which ensued, leading people to stay home more often than before and take up hobbies and projects such as DIY home improvement. According to a Joint Center for Housing Studies forecast, homeowner improvements and repair expenditures were expected to reach roughly 370 billion U.S. dollars in the first quarter of 2022. Aside from the COVID pandemic
2
, the rising real estate prices in many Western countries were a likely contributing factor to the increase in home improvement projects. With real estate price changes outperforming wage increases, homeowners may have opted for upgrading their homes instead of purchasing a new house.

TOUGHBUILT® products are available worldwide in many major retailers ranging from home improvement and construction products and services stores to major online outlets. Currently, we have placements in Lowes, Home Depot, Menards, Bunnings (Australia), Princess Auto (Canada), Dong Shin Tool PIA (S. Korea) as well as seeking to grow our sales in global markets such as Western and Central Europe, Eastern Europe, South America, and the Middle East.

1
“Home Depot and Lowe’s: average amount spent by consumers 2011-2021”; published by C. Simionato (April 26, 2022); https://www.statista.com/statistics/240861/average-amount-spent-by-consumers-at-the-home-depot-and-lowes/
2
“Home improvement projects - statistics & facts”; published by C. Simionato; (Jan 12, 2022); https
://www.statista.com/topics/7899/home-improvement-projects/#topicHeader__wrapper

Retailers by region include:

•	United States: Lowe’s, Home Depot, Menards, GM products, Fire Safety, Hartville Hardware, ORR, Pooley, YOW, Wesco, Buzzi, and Western Pacific Building Materials.
•	Canada: Princess Auto.
•	United Kingdom: Toolbank (distribution throughout the UK and online selling for Europe).
•	Australia: Kincrome, and Bunnings.
•	New Zealand: Kincrome, and Bunnings.
•	Russia: VSEInstrumenti.ru.
•	South Korea: Dong Shin Tool PIA Co., Ltd.

We are actively expanding into markets in Mexico and other Latin American countries, the Middle East, and South Africa.

We are currently in product line reviews and discussions with Home Depot Canada, Do It Best, True Value, and other major retailers both domestically and internationally. A product line review requires the supplier to submit a comprehensive proposal that includes product offerings, prices, competitive market studies, relevant industry trends, and other information. Management anticipates, within the near term, adding to its customer base up to three major retailers, along with several distributors and private retailers within six sectors and among fifty-six targeted countries.

New Products

Tools

In 2021, we launched the following product lines:

•	Lasers;
•	Levels;
•	Utility knives; and
•	Workbench.

Mobile Device Products

Since 2013, we have been planning, designing, engineering, and sourcing the development of a new line of ToughBuilt mobile devices and accessories to be used in the construction industry and by building enthusiasts. We are planning to have our mobile device products ready to market in 2024 at which time we intend to commence marketing and sell our mobile device products to our current global customer base. We believe that an increasing number of companies in the construction industry are requiring their employees to utilize mobile devices not just to communicate with others but to utilize the special apps that will allow the construction workers to do their job better and more efficiently. All of our mobile devices are designed and built in accordance with IP-68 and to a military standard level of durability.

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

Commencing in 2024, we intend to launch the following accessories: car charger, QI charger, car mounts, and earbud pack, and we will focus on sales in the following industries: construction, industrial, military, and law enforcement and “dotcoms.” In late 2024, we intend to launch our T.55 rugged mobile phones and earbud headphones, as well as a “T-Dock,” attachable battery, tri lens camera, and tough shield cover and accessories.

In late 2024, we also intend to launch applications for our mobile phones relating to the following topics:

1.	National building codes
2.	Inspection booking
3.	Labor ready
4.	Estimating apps & programs
5.	Structural engineers
6.	Architects
7.	Building plans
8.	Workers comp
9.	Equipment insurance
10.	Project insurance & bonds
11.	Vehicle insurance
12.	Liability insurance
13.	Umbrella insurance
14.	Collection agencies
15.	Construction loans
16.	Small business loans
17.	Job listings
18.	Tool exchange

Intellectual Property

We hold several patents and trademarks of various durations and believe that we hold or have applied for, or license all of the patent, trademark, and other intellectual property rights necessary to conduct our business. We utilize trademarks (licensed and owned) on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and our Company, and in distinguishing our goods from the goods of others. We consider our ToughBuilt
®
, Cliptech
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

Known Trends and Uncertainties

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

Supply Chain

We acquire a majority of our products from manufacturers and distributors located in China, India and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of other qualified suppliers. We increased our inventory from $38,432,012 at December 31, 2021 to $41,342,689 at March 31, 2022. Due to our increased inventory levels in 2021 and the quarter ended March 31, 2022, the ongoing supply chain disruptions have not had a material adverse effect on our operations and we do not currently anticipate that any continued supply chain disruptions will have a material adverse effect on our operations for fiscal year 2022.

Reverse Stock Split

On April 25, 2022, we effected a 1-for-150 reverse stock split of our issued and outstanding common stock as part of our plan to regain compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).  On May 9, 2022, we were notified by Nasdaq that we regained compliance with Nasdaq’s Minimum Bid Price Requirement and that the matter was closed.

Results of Operations

The three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Revenues

Revenues for the three months ended March 31, 2022 and 2021 were $17,220,744 and $12,282,255, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues increased in 2022 over 2021 by $4,938,489, or 40.21%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2022 and 2021 was $14,217,617 and $8,819,127, respectively. Cost of goods sold increased in 2022 over 2021 by $5,398,490, or 61.21%, primarily due to our increased sales as well as increases in materials (e.g., steel and plastics polyester) to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2022 was 82.56% as compared to cost of goods sold as a percentage of revenues in 2021 of 71.80%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended March 31, 2022 and 2021 were $15,934,045 and $7,949,783, respectively. SG&A Expenses increased in 2022 over 2021 by $7,984,262, or 100.43%, primarily due to an increase in shipping costs, marketing and advertising expenses for product launches and the hiring of additional employees. SG&A Expense for the quarter ended March 31, 2022 as a percentage of revenues was 92.53% compared to 64.73% for the quarter ended March 31, 2021. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended March 31, 2022 and 2021 were $2,514,050 and
$1,406,385, respectively. R&D costs increased by $1,107,665, or 78.76%. This increase was primarily due to the Company developing new tools for the construction industry.

Other Expense

Other expense for the three months ended March 31, 2022 consisted of warrant issuance costs in the amount of $275,130 and change in fair value of warrant liabilities in the amount of $3,616,160. Other expense for the three months ended March 31, 2021 consisted of interest expense of $160,619.

Net Income (Loss)

Due to factors set forth above, we recorded a net loss of $12,103,938 for the three months ended March 31, 2022 as compared to a net loss of $6,053,659 for the three months ended March 31, 2021.

Liquidity and Capital Resources; Going Concern

We had $936,000 in cash at March 31, 2022 compared to $7.5 million at December 31, 2021. The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $110.3 million at March 31, 2022, a net loss of approximately $12.1 million, and approximately $10 million of net cash used in operating activities for the three months ended March 31, 2022. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from issuance of this Quarterly Report on Form 10-Q.

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements.

On January 19, 2021, the Company filed a prospectus supplement dated January 15, 2021  to the Company’s shelf registration statement on Form S-3 (File No. 333-251185) (the “First Form S-3”) declared effective by the SEC on December 13, 2020 for the offer and sale of shares of common stock having an aggregate value of $8,721,746 through H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to that certain At The Market Offering Agreement, dated December 7, 2020 (the “ATM Agreement”), between the Company and Wainwright. Pursuant to the prospectus supplement, the Company sold an aggregate of 99,748 shares of common stock for net proceeds of $16,242,904 after deducting underwriting discounts and expenses.

On February 2, 2021, the Company filed a second registration statement on Form S-3 (File No. 333-252630) (the “Second Form S-3”) containing a base prospectus covering the offering, issuance and sale by the Company of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under that certain At The Market Offering Agreement, dated February 1, 2021, between the Company and Wainwright, as sales agent. The Second S-3 was declared effective by the SEC on February 8, 2021. The Company terminated the First S-3 simultaneously with the filing of the Second S-3. From February 2021 to July 2021, the Company sold an aggregate of 125,508 shares of common stock through Wainwright with net proceeds of $24,602,110, after deducting underwriting discounts and expenses.

On July 14, 2021, the Company sold an aggregate of 306,855 shares of common stock to several institutional and accredited investors in a registered direct offering pursuant to the Second Form S-3 for net proceeds of $36,259,050, after deducting underwriting discounts and expenses.

On February 15, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued, in a registered direct offering, an aggregate of $5,000,000 of Preferred Stock (split evenly among 2,500 shares Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F Preferred Stock”), and 2,500 shares of Series G Convertible Preferred Stock, par value $0.0001 per share (“Series G Preferred Stock”). The Series F Preferred Stock and Series G Preferred Stock have a stated value of $1,000 per share and are convertible into common stock at any time after the date of issuance. The conversion rate, subject to adjustment as set forth in the Certificate of Designation, is determined by dividing the stated value of the Series F Preferred Stock and Series G Preferred Stock by $30 (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction. The 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock are each convertible into 83,334 shares of common stock. The Series F Preferred Stock and Series G Preferred Stock and the underlying shares of common stock were offered pursuant to the Second Form S-3 (as defined above).

In a concurrent private placement, the Company also issued to such investors unregistered warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock for $37.65 per share from April 15, 2022 until the fifth year from the date of issuance.

The Company paid the placement agent a cash fee of 7% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 10,000 shares of Common Stock for $7.50 per share, subject to adjustment, from April 15, 2022 until February 15, 2027.

The Company plans to use its cash within the twelve months from March 31, 2022 and beyond for working capital and research and development.

Cash Flows

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities	$(10, 062,099)	$(13,994,475)
Cash flows used in investing activities	(678,303)	(968,306)
Cash flows from financing activities	4,205,000	45,265,863
Net (decrease) increase in cash during period	$(6,535,402)	$30,303,082

Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2022 was $10,062,099, attributable to a net loss of $12,103,938, offset by depreciation expense of $933,725, amortization of right of use asset of $72,829, change in fair value of warrant liabilities of $3,616,160, warrant issue costs of $275,130, loss on sale of property equipment of $15,806, stock-based compensation expense of $13,101, a net increase in operating assets of $735,425 and a net increase of operating liabilities of $5,082,833. Net cash flows used in operating activities for the three months ended March 31, 2021 was $13,994,475, attributable to a net loss of $6,053,659, offset by depreciation expense of $296,016, amortization of capitalized contract costs of $213,353, stock-based compensation expense of $81,537, common stock issued for services of $189,000 and net change in operating assets and liabilities of $8,720,722.

Cash Flows from (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $678,303 attributed to the sale of property and equipment and the purchase of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2021 was $968,306 attributed to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $4,205,000, attributable to the net cash proceeds received from the issuance of preferred stock and warrants  Net cash provided by financing activities for the three months ended March 31, 2021 was $45,265,863, primarily attributable to the net cash proceeds of $5,408,540 received from exercise of warrants, cash proceeds of $39,911,415 received from issuance of common stock under the First S-3 and Second S-3, and repayments of $54,092 from loans payable to factor.

Net (Decrease) Increase in Cash During Period

As a result of the activities described above, we recorded a net decrease and net increase in cash of $6,535,402 and $30,303,082 for the three months ended March 31, 2022 and 2021, respectively.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of March 31, 2022 and as for the 12 months thereafter:

Contractual Obligations	As of March 31, 2022	For the fiscal quarter ended March 31, 2023
Operating lease obligations	$2,106,058	$$429,515

Total Contractual Obligations	$2,106,058	$429,515

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended March 31, 2022 and 2021, included with this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, the end of the period covered by this report.

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

These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2022.

Remediation Plan

During the three months ended March 31, 2022, we have continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively
.

Our
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

We expect to remediate these material weaknesses in the second half of 2022. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 18, 2022, we are not presently a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with a registered direct offering of Series F Preferred Stock and Series G Preferred Stock on February 15, 2022 and disclosed elsewhere in this Quarterly Report on Form 10-Q, on February 15, 2022, the Company issued the same investors warrants to purchase up to an aggregate of 125,000 shares of common stock for $37.65 per share from April 15, 2022 until the fifth anniversary of the initial exercise date. The warrants were issued pursuant to Section 4(a)(2) and/or Rule 506(b) under Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Events

On April 22, 2022, the Company effected a 1-for-150 reverse stock split of its issued and outstanding common stock.

On May 9, 2022, the Company received a letter from Nasdaq notifying the Company that the Company had regained compliance with the Minimum Bid Requirement (as defined below) due to the fact that the closing bid price of the Company’s common stock was $1.00 per share or greater for ten consecutive trading days (from April 25, 2022 to May 6, 2022). As disclosed by the Company on that certain Current Report on Form 8-K filed on May 19, 2021 with SEC,  the Company had received a written notice on May 19, 2021 (the “Initial Notice”) from the Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum closing bid price of $1.00 per share of the Company’s common stock (the “Minimum Bid Price Requirement”). The Initial Notice provided the Company 180 calendar days, or until November 16, 2021, to regain compliance with Nasdaq’s Minimum Bid Requirement. On November 16, 2021, Nasdaq extended the deadline by another 180 days, or until May 16, 2022, for the Company to regain compliance with the Minimum Bid Price Requirement.

On May 13, 2022, the Company filed a registration statement on Form S-1 (File No: 333-264930) with the SEC therein registering $10 million of units,  each unit consisting of one share of common stock and one warrant to purchase one share of common stock, and pre-funded units available, in lieu of units, for those purchasers, if any, whose purchase of units in the offering would otherwise result in such purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the offering. Each pre-funded unit consists of one pre-funded warrant to purchase one share of common stock and one warrant to purchase one share of common stock. The purchase price of each pre-funded unit will be equal to the price per unit being sold to the public in this offering, minus $0.0001, and the exercise price of each pre-funded warrant included in the pre-funded units will be $0.0001 per share. The pre-funded warrants included in the pre-funded units will be immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The warrant included in the pre-funded unit is in the same form as the warrant included in the unit.
For each pre-funded unit sold in the offering, the number of units offered will be decreased on a one-for-one basis.
 The Company also registered $750,000 of placement agent warrants to be issued to H.C. Wainwright & Co. as part of its compensation for acting as the placement agent of the offering on a best efforts basis.  The registration statement has not been declared effective by the SEC as of the date this 10-Q has been filed with the SEC.

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

TOUGHBUILT INDUSTRIES, INC.

Date: May 23, 2022	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Chief Financial Officer
(Principal Financial Officer (Principal Accounting Officer)

