Form 10-Q
period 2022-06-30
Toughbuilt Industries, Inc
filed 2022-08-19
CIK 1668370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2022

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number:
001-38739

TOUGHBUILT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0820877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8669 Research Drive Irvine, CA 92618	92618
(Address of principal executive offices)	(Zip Code)

(949) 528-3100
(Registrant’s telephone number, including area code)

25371 Commercentre Drive , Suite 200 Lake Forest, CA 92630
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

As of August 19, 2022, the registrant had 12,326,531

shares of common stock,
par
value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(UNAUDITED)
Assets
Current Assets
Cash	$2,143,012	$7,472,224
Accounts receivable, net	15,037,633	18,179,933
Inventory, net	40,156,305	38,432,012
Prepaid and other current assets	2,564,983	786,036
Total Current Assets	59,901,933	64,870,205
Other Assets
Property and equipment, net	16,548,006	13,341,629
Right-of-use asset	4,899,059	-
Other assets	1,517,760	742,691
Total Assets	$82,866,758	$78,954,525

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$31,401,313	$14,440,506
Accrued expenses	2,346,390	1,815,567
Lease liability, current maturities	1,039,199	-
Warrant liabilities	2,960,853	4,801,929
Total Current Liabilities	37,747,755	21,058,002

Lease liability, net of current maturities	3,797,491	-
Total Liabilities	41,545,246	21,058,002

Commitment and Contingencies (Note 5)

Stockholders’ Equity
Series C Preferred Stock, $0.0001 par value, 4,268 authorized, 0 issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, issued, and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 9 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Series F Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at June 30, 2022, 0 authorized, issued and outstanding at December 31, 2021	-	-
Series G Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at June 30, 2022, 0 authorized, issued and outstanding at December 31, 2021	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 5,722,743 and 861,997 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	572	86
Additional paid-in capital	163,751,509	156,184,327
Accumulated deficit	(122,430,569)	(98,287,890)
Total Stockholders’ Equity	41,321,512	57,896,523
Total Liabilities and Stockholders’ Equity	$82,866,758	$78,954,525

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net of allowances
Metal goods	$7,259,924	$5,707,154	$15,128,553	$10,052,351
Soft goods	10,160,625	10,146,214	19,019,204	18,083,270
Electronic goods	467,106	-	960,643
Total revenues, net of allowances	17,887,655	15,853,368	35,108,400	28,135,621

Cost of Goods Sold
Metal goods	5,845,432	4,391,373	13,117,774	7,720,868
Soft goods	6,675,715	8,108,719	13,142,422	13,598,351
Electronic goods	418,092	-	896,661
Total cost of goods sold	12,939,239	12,500,092	27,156,857	21,319,219

Gross profit	4,948,416	3,353,276	7,951,543	6,816,402

Operating expenses:
Selling, general and administrative expenses	14,496,942	9,242,946	30,430,841	17,192,727
Research and development	2,754,351	1,429,819	5,268,805	2,836,204
Total operating expenses	17,251,293	10,672,765	35,699,646	20,028,931

Income (loss) from operations	(12,302,877)	(7,319,489)	(27,748,103)	(13,212,529)

Other income (expense)
Warrant issuance costs	(170,308)	-	(445,438)
Change in fair value of warrant liabilities	429,572	-	4,045,732
Interest expense	(92,438)	(102,937)	(92,181)	(263,556)
Total other income (expense)	166,826	(102,937)	3,508,113	(263,556)

Net loss	$(12,136,051)	(7,422,426)	(24,239,990)	$(13,476,085)

Basic and diluted net loss per share attributed to common stockholders	$(9.45)	$(13.64)	$(22.57)	(27.08)
Basic and diluted weighted average common shares outstanding	1,284,110	544,035	1,074,220	$497,588

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED June 30, 2022 AND 2021
(UNAUDITED)

	Series C Preferred Stock		Serie s D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance - January 1, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	292,792	$29	$80,108,016	$(60,761,992)	$19,346,053
Issuance of common stock upon conversion of warrants	-	-	-	-	-	-	-	-	-	-	36,057	4	5,408,536	-	5,408,540
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	1,000	-	189,000	-	189,000
Issuance of common stock	-	-	-	-	-	-	-	-	-	-	214,186	21	39,074,368	-	39,074,390
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	81,537	-	81,537
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,053,659)	(6,053,659)
Balance - March 31, 2021	-	-	-	-	-	-	-	-	-	-	544,035	54	124,861,457	(66,815,651)	58,045,861
Issuance of common stock upon conversion of Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	81,539	-	81,539
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,422,426)	(7,422,426)
Balance – June 30, 2021	-	-	-	-	-	-	-	-	-	-	544,035	54	124,942,996	(74,238,077)	50,704,974

Balance – January 1, 2022	-	-	-	-	9	$-	-	-	-	$-	861,997	86	156,184,327	(98,287,890)	57,896,523

Issuance of preferred stock	-	-	-	-	-	-	2,500	-	2,500	-	-		1,833,995		1,833,995
Adoption of lease guidance	-	-	-	-	-	-	-	-	-	-	-			97,310	97,310
Stock based compensation expens e	-	-	-	-	-	-	-	-	-	-	-		13,101		13,101
Net loss	-	-	-	-	-	-	-	-	-	-	-			(12,103,938)	(12,103,938)
		-		-	-	-	-	-	-	-	-
Balance - March 31,2022	-	-	-	-	9	$-	2,500	-	2,500	$-	861,997	86	158,031,423	(110,294,518)	47,736,991

Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-	-	-	-	-	-	3,157,895	316	1,848,756	-	1,849,072
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	1,549,211	155	6,358,244	-	6,358,399
Cashless warrants exercised	-	-	-	-	-	-	-	-	-	-	153,640	15	(15)	-	-
Repurchase of common stock warrants	-	-	-	-	-	-	-	-	-	-	-	-	(2,500,000)	-	(2,500,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,136,051)	(12,136,051)
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	13,101	-	13,101
		-		-	-	-	-	-	-	-	-	-	-	-
Balance - June 30, 2022	-	-	-	-	9	$-	2500		2,500	$-	5,722,743	572	163,751,509	(122,430,569)	41,321,512

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,239,990)	$(13,476,085)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	1,938,527	644,098
Stock-based compensation expense	26,202	163,076
Amortization of capitalized contract costs		213,353
Amortization of right-of-use asset	230,758
Common stock issued for services		189,000
Warrant issuance costs	445,438	-
Loss on sale of property and equipment	15,806	-
Change in fair value of warrant liabilities	(4,045,732)	-
Changes in operating assets and liabilities
Accounts receivable, net	3,142,300	(2,516,523)
Factor receivables, net	-	807,648
Inventory	(1,724,293)	(9,663,833)
Prepaid assets	(1,778,947)	(1,000,242)
Other assets	(775,069)	(186,849)
Accounts payable	13,536,390	2,054,064
Accrued expenses	638,373	162,572
Lease liability	(303,367)	-
Net cash used in operating activities	(12,893,604)	(22,609,721)

Cash flows from investing activities:
Proceeds from sale of property and equipment	50,000	-
Purchases of property and equipment	(1,786,292)	(4,088,199)
Net cash used in investing activities	(1,736,292)	(4,088,199)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,931,067	5,408,540
Repurchase of common stock warrants	(2,500,000)	-
Proceeds from issuance of stock, net of costs	8,869,617	39,911,415
Repayments of factor loan payable	-	(590,950)
Repayments of Series D Preferred Stock	-	-
Net cash provided by financing activities	9,300,684	44,729,005

Net increase (decrease) in cash	(5,329,212)	18,031,085
Cash, beginning of period	7,472,224	2,194,850
Cash, end of period	$2,143,012	$20,225,935

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$3,424,416	$-
Initial value of lease liability	$5,140,057	$-
Initial fair value of warrants	$5,631,988	$-
Derecognition of warrant liability upon conversion	$3,427,332	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2022 and 2021
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed consolidated financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities Exchange Commission (“SEC”) on March 26, 2022 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

On April 15, 2020, the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each ten shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock, with fractional shares resulting from the Reverse Split rounded up to the nearest whole number.

On April 2
5
, 2022, the Company effected a 1-for-150 reverse stock split (the “2022 Reverse Split”) of its issued and outstanding common stock. As a result of the 2022 Reverse Split, each one hundred fifty shares of issued and outstanding prior to the 2022 Reverse Split were converted into one share of common stock. All share and per share numbers in the unaudited condensed consolidated financial statements and notes below have been revised retroactively to reflect the Reverse Split and the 2022 Reverse Split.

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

Risk and Uncertainty Concerning Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All our Chinese facilities were temporarily closed for a period. Most of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. Toughbuilt Industries, Inc., need to develop new strategies, new practices, different methods and tools to succeed in this process. In order to get out of this process with damages, the company need to create a roadmap and act in line with their own strategy. At the end of this process, it is expected that digital business models and automation will no longer be among the targets of industrial organizations, but among their obligations.
We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $122.4 million at June 30, 2022, a net loss of approximately $24.2 million, and approximately $12.9 million of net cash used in operating activities for the six months ended June 30, 2022. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern
f
or the next twelve months from issuance of this Quarterly Report on Form 10-Q. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company's ability to pay dividends or make other distributions to stockholders.

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
3
0
, 2022 and 2021; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At June 30, 2022 and December 31, 2021, no allowance for doubtful accounts was recorded.

The Company also has an agreement with a third party to be able to receive advance payments for certain accounts receivables, for a specified fee. Under this agreement, the respective customer will repay the third party within a predetermined term.
Receivables transferred under this agreement generally meet the requirements to be accounted for as sales in accordance  with
Accounting Standards Codification (“ASC”) 860, “
Transfers and Servicing
”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. The Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable). In addition, control has effectively been transferred.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At June 30,

2022 and December 31, 2021, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “
Property, Plant, and Equipment,
” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three or six months ended June 30, 2022 and 2021.

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

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company could access.

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	At June 30, 2022	At December 31, 2021
Risk-free interest rate	3.01%-3.22%	0.81% - 1.19%
Contractual term	4-5 years	4.54 years
Expected volatility	88%	88%

Level 3 Fair Value

Warrant liability

The table below provides a reconciliation of the balances for the warrant liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2022	$4,801,929
Fair Value of Warrant Liability at issuance	5,631,988
Fair Value of Warrant Liability upon exercise	(3,427,332)
Change in fair value of warrant liability	(4,045,732)
Balance, June 30, 2022	$2,960,853

Balance, April 1, 2022	$3,831,904
Fair Value of Warrant Liability at issuance	2,985,853
Fair Value of Warrant Liability upon exercise	(3,427,332)
Change in fair value of warrant liability	(429,572)
Balance, June 30, 2022	$2,960,853

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $548,759 and $2,074,740 for the three months ended June 30, 2022 and 2021, respectively. Advertising expense for the six months ended June 30, 2022 and 2021, amounted to $2,291,197 and $4,226,411, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $1,083,789 and $615,439 as of June 30, 2022 and December 31, 2021, respectively and are included in other assets on the accompanying consolidated balance sheet.

Research and development

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $2,754,351, and $1,429,819 for the three months ended June 30, 2022 and 2021, respectively and $5,268,805, and $2,836,204 for the six months ended June 30, 2022 and 2021, respectively.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance.

During 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removed 80% limitations on net operating loss carryforwards for the years 2019 and 2020.

The Company adopted FASB ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes,” as of January 1, 2021. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The adoption of this guidance did not have a material impact on its financial statements.

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
Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate which is consummate with the respective lease term. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(10,600,863)	$(7,422,426)	$(22,704,819)	$(13,476,085)

Basic and diluted net loss per share:
Basic and diluted net loss per common share	$(9.45)	(13.64)	$(22.57)	(27.08)
Basic and diluted weighted average common shares outstanding	1,284,110	544,035	1,074,220	497,588

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of June 30, (in common equivalent shares):

	2022	2021
Warrants	2,211,157	110,110
Options and restricted stock units	1,354	1,354
Total anti-dilutive weighted average shares	2,212,511	111,464

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

In February 2016, the FASB issued ASU 2016-02, “
Leases
(Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and is to be applied utilizing a modified retrospective approach. The Company adopted this guidance as of January 1, 2022, and it did not have a material impact on the Company’s stockholders’ equity balance as of January 1, 2022. Due to this adoption of this guidance, the Company now recorded a right-of-use asset and lease liability on its consolidated balance sheet.  As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2022 (a) a lease liability of $1,044,828, which represents the present value of the remaining lease payments of existing leases, discounted using the Company’s incremental borrowing rate of 4%, and (b) a right-of-use asset of $1,034,588, which represents the initial lease liability.

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

NOTE 3: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021
Furniture	$1,841,936	$1,066,219
Computers	1,247,098	1,038,154
Production equipment	155,977	245,713
Tooling and molds	7,538,600	6,390,962
Auto	635,542	635,542
Application development	3,578,919	2,398,919
Website design	1,033,182	814,733
Steelbox	882,000	882,000
Leasehold improvements	4,542,042	2,862,079
Less: accumulated depreciation	(4,907,290)	(2,992,692)
Property and Equipment, net	$16,548,006	$13,341,629

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation expense	$1,004,802	$348,082	$1,938,527	$644,098

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
 This lease expired during February 2022.

The Company entered a lease for office space at 8669 Research Drive, in Irvine, CA, which is to replace the current corporate headquarters. The lease commenced on December 1, 2019 with no rent due until April 1, 2020. From April 1, 2020 through March 31, 2025, base rent will be due on the first of each month in the amount of $25,200 escalating annually on December 1 of each year to $29,480 beginning December 1, 2023. The Company paid an initial amount of $68,128 comprising the rent for April 2020, a security deposit and the amount due for property taxes, insurance and association fees.

In addition, the Company entered into two leases for additional space, in Irvine, CA.
The lease
s
commenced March 1, 2022
 and June 1, 2022
. Base rent is initially $16,250
 and $48,379
with escalations contained in the lease through February 28, 2027 and May 31, 2027
.

Supplemental balance sheet information related to leases is as follows as of June 30, 2022:

Operating leases
Right-of-use assets, net	$4,899,059

Current liabilities	1,039,199
Non-current liabilities	3,797,491
Total operating lease liabilities	$4,836,690

Weighted Average Remaining Lease Term	4.41 years

Weighted Average Discount Rate	4%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs are as follows:

For the years ending December 31,	Building leases
2022 (remaining)	$589,810
2023	960,276
2024	1,311,858
2025	1,140,177
2026	1,082,177
Thereafter	359,916
Total lease payments	5,444,214
Less: imputed interest	(607,524)
Present value of lease liabilities	$4,836,690

The Company recorded rent expense of $457,906 and $222,384 for the six months ended June 30, 2022 and 2021, respectively. The Company recorded rent expense of $244,252 and $83,334 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

On August 16, 2016, a plaintiff filed a complaint against Defendants ToughBuilt Industries, Inc. (the
“
Company
”
) and Michael Panosian in the Superior Court of California, County of Los Angeles, Case No. EC065533.The complaint alleges breach of oral contracts to pay the
p
laintiff for consulting and finder
’
s fees and to hire him as an employee. The complaint further alleged claims of fraud and misrepresentation relating to an alleged payment in exchange for stock in the Company. The complaint seeks unspecified monetary damages, declaratory relief, stock in the Company, and other relief according to proof.

On April 12, 2018, the Court entered judgments of default against the Company and Mr. Panosian in the amounts of $7,080 and $235,542, plus awarding the plaintiff a 7% ownership interest in the Company (
the “Judgments”
). The plaintiff served notice of entry of the judgments on April 17, 2018 and the Company and Mr. Panosian received notice of the entry of the default judgments on April 19, 2018.

The Company and Panosian satisfied the judgments on September 14, 2018 by payment of $252,949 to the plaintiff and by issuing the plaintiff 2,509 shares of common stock of the Company. On October 18, 2018, the Company and Panosian filed a Notice of Appeal from the Order denying their motion for relief from the above-referenced default judgment.

On October 1, 2019, the Second Appellate District of the California Court of Appeal issued its opinion reversing the trial court
’
s order denying ToughBuilt
’
s motion for relief from the default judgment and directing the trial court to grant ToughBuilt
’
s motion for relief, including allowing Toughbuilt to file an Answer and contest the plaintiff
’
s claims.

The plaintiff was seeking damages and stock based on a breach of an alleged oral agreement. This case concluded in April
2022. The plaintiff was awarded $160,000 which was offset by a prior judgment against the plaintiff.

NOTE 6: STOCKHOLDERS’ EQUITY

On
June 30, 2022 and December 31, 2021, the Company had 200,000,000 shares of common stock, and 4,268 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share.
On
June 30, 2022 and December 31, 2021, the Company had 5,775 shares of Series D preferred stock, and 15 Series E Non-Convertible preferred stock authorized, with a par value of $1,000 and $0.0001 per share, respectively. In addition, on
June 30, 2022, the Company had 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock authorized, both with a par value of $0.0001 per share.

Common Stock and Preferred Stock

At the Market (“ATM”) S-3 Offering

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
In
January 2021, the Company raised approximately $16,200,000 through the sale of 99,748 shares of the Company’s common stock.

Second ATM S-3 Offering

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

Series E Preferred Stock

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

•
In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company (collectively with a Deemed Liquidation, a “Liquidation”), the holders of Series E Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Junior Securities (as described in the Certification of Designation) by reason of their ownership thereof, an amount in cash equal to the aggregate Liquidation Value of all Series E Preferred Stock held by such holder, plus all unpaid accrued and accumulated dividends on all such Series E Preferred Stock (whether or not declared).

Registered Direct S-3 Offering

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

Pursuant to an engagement letter, dated July 10, 2021
 (the “Engagement Letter”)
, with Wainwright, as the placement agent, the Company agreed to pay the placement agent a cash fee equal to 7.0% of the gross proceeds received in the offering and a management fee equal to 0.5% of the gross proceeds received in the offering. The Company also agreed to pay the placement agent $25,000 for non-accountable expenses, up to $50,000 for fees and expenses of legal counsel and other reasonable and customary out of-pocket expenses, and $15,950 for clearing fees. Also pursuant to the
E
ngagement Letter, the Company, in connection with the offering, issued to the placement agent or its designees warrants to purchase an aggregate of 18,412 shares of its common stock (which represents 6.0% of the shares sold to investors in the offering) at an exercise price equal to 125% of the offering price in the offering, or $162.94 (the “Placement Agent Warrants”). The Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

The shares sold under the Securities Purchase Agreement, the issuance of the warrants and the Placement Agent Warrants, and the shares issuable pursuant to the Warrants and the Placement Agent Warrants were offered and sold by through a prospectus supplement included in the Company’s Second Form S-3 (as defined above).

Series F Preferred Stock and Series G Preferred Stock S-3 Offering

On February 15, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named pursuant to which the Company issued, in a registered direct offering an aggregate of $5,000,000 of Preferred Stock, split evenly among the 2,500 shares of Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F Preferred Stock”), and 2,500 shares of Series G Convertible Preferred Stock, par value $0.0001 per share (“Series G Preferred Stock”). The Series F Preferred Stock and Series G Preferred Stock have a stated value of $1,000 per share and are convertible into common stock at any time after the date of issuance. The conversion rate, subject to adjustment as set forth in the Certificate of Designation, is determined by dividing the
$1,000

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

As compensation to Wainwright in consideration for serving as the placement agent of the offering, the Company paid Wainwright a cash fee of
 7% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of
Wainwright

agent warrants to purchase up to 10,000 shares of common stock for $7.50 per share from April 15, 2022 until February 15, 2027.

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

The Company received net proceeds of approximately $4,205,000 from the offering, after deducting the estimated offering expenses payable by the Company, including the
p
lacement
a
gent fees.  The total issuance costs amounted to $795,000 and the Company also recognized an initial fair value of warrants in the amount of $2,646,135. $275,130 of such issuance costs have been determined to be in connection with the warrants and have been expensed during the six months ended June 30, 2022.

 As of June 30, 2022, there were 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock issued and outstanding.

Unit and Prefunded Unit Registered S-1 Offering

On June 22, 2022, the Company completed a public offering (the “June 2022 Offering”) of (i) 772,157 units (“Units”), each Unit consisting of one share of common stock, par value $0.0001 per share (“Common Stock”), and one warrant to purchase one share of Common Stock (each, a “June 2022 Warrant”) at a price of $1.90 per Unit; and (ii) 2,385,738 prefunded units (“Prefunded Units”), each Prefunded Unit consisting of one prefunded warrant (a “Prefunded Warrant”) to purchase one share of Common Stock and one June 2022 Warrant, at a price of $1.8999 per Prefunded Unit.

Subject to certain ownership limitations described in the June 2022 Warrants, the June 2022 Warrants have an exercise price of $1.90 per share of Common Stock, are exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the June 2022 Warrants. In connection with the Offering, the Company issued June 2022 Warrants to purchase an aggregate of 3,157,895 shares of Common Stock.

Subject to certain ownership limitations described in the Prefunded Warrants, the Prefunded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of Common Stock any time until all of the Prefunded Warrants are exercised in full

A holder will not have the right to exercise any portion of the June 2022 Warrants or the Prefunded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the June 2022 Warrants or the Prefunded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the June 2022 Warrants or the Prefunded Warrants, respectively, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

As compensation to Wainwright
.
 as the exclusive placement agent in connection with the Offering, the Company paid
Wainwright

a cash fee of 7% of the aggregate gross proceeds raised in the June 2022 Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the
Wainwright

warrants to purchase up to 189,474 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the June 2022 Warrants, except that the Placement Agent Warrants have an exercise price equal to $2.375 per share and expire on the fifth anniversary from the date of the commencement of sales in the June 2022 Offering.

In connection with the June 2022 Offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors on June 17, 2022. The Purchase Agreement contained customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties.

The shares of Common Stock and June 2022 Warrants underlying the Units, the June 2022 Warrants and Prefunded Warrants underlying the Prefunded Units and the Placement Agent Warrants described above and the underlying shares of Common Stock were offered pursuant to the Registration Statement on Form S-1 (File No. 333-264930), as amended, which was declared effective by the Securities and Exchange Commission on June 17, 2022.

The Company received net proceeds of approximately $5,100,000 from the June 2022 Offering, after deducting the estimated June 2022 Offering expenses payable by the Company, including the Placement Agent fees
, as well as including immediate exercises of June 2022 Warrants
. The total issuance costs amounted to approximately $881,000 and the Company also recognized an initial fair value of warrants in the amount of $2,800,588. $170,308 of such issuance costs have been determined to be in connection with the June 2022 and have been expensed during the six months ended June 30, 2022. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the June 2022 Offering.

Warrants

Placement Agent Warrants

The Company issued an aggregate of 165 warrants to the placement agents to purchase one share of its common stock per warrant at an exercise price of $18,000 per share for 32 warrants and $1,500 for 133 warrants. The warrants issued in its October 2016 Private Placement expire
d
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

As of June 30, 2022 and December 31, 2021, 133 warrants issued to the placement agents at an exercise price of $1,500 and 9 at an exercise price of $18,000 are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the three months ended June 30, 2022. Class B Warrants have an exercise price of $18,000 per share and shall expire between October 17, 2021 and May 15, 2023.

As of June 30, 2022 and December 31, 2021, the Company had 177 Class B Warrants issued and outstanding.

Series A Warrants and Series B Warrants

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which these investors exercised Series A Warrants to purchase 283 shares of the Company’s common stock for total cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 339 shares of its common stock into 339 shares of its common stock and received new warrants to purchase an aggregate of 6,220 shares of its common stock. These new warrants have terms substantially like the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $5,505, and the warrants are not exercisable until July 24, 2019, the six-month anniversary of the date of issuance.
Each warrant expires on the fifth anniversary of the original issuance date
.

As of June 30, 2022, and December 31, 2021, the Company had 3,460 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 329,667 warrants (each exercisable into 1/20 th
of a share of common stock for a total of 16,483 shares of common stock). In the June 2, 2020 public offering, the Company sold 138,000 warrants (each exercisable into 1 share of common stock for a total of 138,000 shares of common stock.) Each warrant expires on the fifth anniversary of the original issuance date. During the three months ended June 30, 2022, 0 warrants were converted to common stock.

As of June 30, 2022 and December 31, 2021, the Company had 102,450 2020 Offering Warrants issued and outstanding.

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

As of June 30, 2022 and December 31, 2021, the Company had 153,433 and 18,412, 2021 Offering Warrants and 2021 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $16,153 and $4,801,929 as of June 30,

2022 and December 31, 2021, respectively, and is included in warrant liabilities on the accompanying condensed consolidated balance sheets.

Exchange

On November 20, 2020, the Company and the investor entered into an exchange agreement and issued a warrant to purchase up to an aggregate of 3,833 shares of the Company’s common stock for $150 per share which expire
s
on August 20, 2024. As of December 31, 2021, such warrant was outstanding. In accordance with the underlying agreement, in connection with the Company’s offering of Series F Preferred Stock, Series G Preferred Stock  and the warrants on February 15,
2022, the warrant was adjusted to purchase an aggregate of 76,667 shares of the Company’s common stock for $0.05 per share
.
On
June
 8,
2022
,
 the Company and the investor entered into a warrant repurchase agreement to repurchase the warrant for
$2,500,000.

2022 Offering Warrants

On
February 15, 2022
, in connection with the Company’s offer and sale of 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock, the Company sold 125,000 warrants (each exercisable into 1 share of common stock) at an exercise price equal to $37.65 per share.
The warrants are exercisable from July 15, 2022 until the fifth anniversary of the initial exercise date. In connection with the offering, the Company issued to the designees of  Wainwright, for serving as the placement agent of the offering,  warrants to purchase an aggregate of
10,000 shares of its common stock at an exercise price equal to
$7.50 (the “2022 Placement Agent Warrants”). The 2022 Placement Agent Warrants
are
exercisable
from July 15, 2022 until
 February 15, 2027.

As of June 30, 2022, the Company had 125,000 and 10,000 2022 Offering Warrants and 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $2,646,135 and $58,860 as of the date of issuance and June 30, 2022, respectively, and is included in warrant liabilities on the accompanying condensed consolidated balance sheets.

June 2022 Offering Warrants

In the June 2022 Offering, the Company sold 3,157,895 warrants (each exercisable into 1 share of common stock) at an exercise price equal to $1.90 per share, and are immediately exercisable until the fifth anniversary of the date of issuance. In connection with the offering
,
the Company issued to the Placement Agent or its designees warrants to purchase an aggregate of
189,474
shares of its common stock at an exercise price equal of $2.375 (the “June 2022 Placement Agent Warrants”). The June 2022 Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering. Immediately following the June 2022 Offering, 1,549,211 of the June 2022 Warrants were exercised.

As of June 30, 2022, the Company had 1,608,684 and 189,474, June 2022 Offering Warrants and June 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $2,985,853 and $2,885,839 as of the date of issuance and June 30, 2022, respectively, and is included in warrant liabilities on the accompanying condensed consolidated balance sheets.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 83 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $15,000.00 share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of June 30, 2022, there was no unrecognized compensation expense.

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

On April 4, 2020, the Company granted 350 restricted stock units to two officers of the Company. These units have the following vesting term: 33% on January 1, 2021, 34% on January 1, 2022 and 33% on January 1, 2023. The fair value of these units as of the
grant date was $144,110 based on the closing price of the Company’s stock.

As of June 30, 2022, there was no unrecognized compensation expense.

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

The Company offers various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction in
revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, the Company occasionally grants discretionary credits to facilitate markdowns and sales of slow-moving merchandise and consequently accrues an allowance based on historic credits and management estimates. Further, the Company allows sales returns,
and
consequently records a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as the Company has sufficient history on the related estimates and does not believe there is a risk of significant revenue reversal.

The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these allowances range from 2% to 5% of gross sales and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. These cooperative advertising arrangements provide a distinct benefit and fair value and are accounted for as direct selling expenses.

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore, the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred.

The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred

In
2020, the Company incurred costs to obtain a contract. Such costs amounted to $853,412. The Company expects to recover those costs through future revenue during the period of the contract. The Company amortized these costs over one year which is the stated term of the contract.

The Company’s reserve for sales returns and allowances amounted to $13,000 as of July 30, 2022 and December 31, 2021.

NOTE 8: CONCENTRATIONS

Concentration of Customers

For the three months ended June 30, 2022 and 2021, respectively, the Company had the following concentrations of customers:

	Percentage of		Percentage of
	revenues for the		revenues for the		Percentage of accounts
	Three Months Ended		Six Months Ended		receivables as of
	June 30,		June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer 1	18%	16%	18%	17%	8%	5%
Customer 2	43%	37%	41%	37%	25%	33%
Customer 3	10%	9%	7%	9%	14%	6%
Customer 4	1%	7%	2%	8%	10%	8%
Customer 5	0%	0%	0%	0%	13%	11%

Concentration of Suppliers

For the three and six months ended June 30, 2022 and 2021, respectively, the Company had the following concentrations of suppliers:

	Percentage of		Percentage of
	purchases for the		purchases for the		Percentage of accounts
	Three Months Ended		Three Months Ended		payable as of
	June 30,		June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Supplier 1	11%	37%	12%	34%	14%	25%
Supplier 2	10%	14%	13%	18%	10%	6%
Supplier 3	6%	9%	0%	10%	6%	7%
Supplier 4	10%	21%	10%	18%	6%	14%
Supplier 5	14%	0%	12%	0%	5%	0%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2022 and 2021. The Company’s bank balances exceeded FDIC insured amounts at times during the six months ended June 30, 2022 and 2021. The Company’s bank balance exceeded the FDIC insured amounts as of June 30, 2022 and December 31, 2021, by approximately $1.4 million and $7.2 million, respectively.

Geographic Concentration

For the three and six months ended June 30, 2022 and 2021, respectively, the Company had the following geographic concentrations:

	Percentage of		Percentage of
	revenues for the		revenues for the		Percentage of accounts
	Three Months Ended		Six Months Ended		receivables as of
	June 30,		June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Canada	3%	4%	3%	4%	7%	4%
Europe	11%	14%	12%	11%	4%	11%
United States of America	85%	74%	84%	78%	77%	82%
Other	1%	8%	1%	7%	12%	3%

NOTE 9: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the condensed consolidated financial statements were issued noting that there were no items that would impact the accounting for events or transactions in the current period or require additional disclosures, besides those disclosed below

On July 27, 2022, the Company consummated the closing of a private placement (the “ July 2022 Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated July 25, 2022 (the “July 2022 Purchase Agreement”), by and among the Company and certain purchasers named on the signature pages thereto (the “Purchasers”). At the closing of the July 2022 Private Placement, the Company issued (i) 700,000 shares of common stock (the “Shares”); (ii) pre-funded warrants (the “July 2022 Pre-Funded Warrants”) to purchase an aggregate of 3,300,000 shares of common stock, (iii) Series A Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series A Preferred Investment Options”); and (iv) Series B Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series B Preferred Investment Options”, and, collectively with the Shares, the Pre-Funded Warrants, and the Series A Preferred Investment Options, the “Securities”). The purchase price of each Share and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $5.00 and the purchase price of each Pre-Funded Warrant and associated and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $4.9999. The aggregate gross proceeds to the Company from the Private Placement were approximately $20 million, before deducting placement agent fees and other offering expenses. Wainwright as the exclusive placement agent for the July 2022 Private Placement. 2,900,000 of the July 2022 Pre-Funded Warrants were converted into common stock.

In addition, subsequent to June 30, 2022, 3,003,788 of the warrants were exercised and converted into common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
.

The following discussion and analysis are intended to help investors understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 filed with the Securities Exchange Commission (“SEC”) on April 18, 2022. All common share and per common share numbers have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on April 15, 2020 and the 1-for-150 reverse stock split effected on April 25, 2022.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Quarterly Report on Form 10-Q.

Business Overview

Our Company was formed to design, manufacture, and distribute innovative tools and accessories to the building industry. The global tool market industry is a multibillion-dollar business.

ToughBuilt’s business is based on the development of innovative and state-of-the-art products, primarily in the tools and hardware category, with a particular focus on the building and construction industry with the ultimate goal of making life easier and more productive for contractors and workers alike.

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

As discussed below, while the Company has faced the impacts of COVID-19 and inflation, we have been able to obtain significant revenue growth. Notwithstanding, we have incurred substantial operating losses since our inception and anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can commercialize our technology currently in development. In their audit report included in the Quarterly Report on Form 10-Q, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. To fund our operations and grow our business, we will require to fund our capital requirements through the sale of debt or equity securities or other arrangements to fund operations. There can be no assurances that will be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. See “
Liquidity and Capital Resources
; Going Concern
” below and Item 1A. Risk Factors “
Going Concern
” and “
We will require additional capital to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required
” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 18, 2022.

Corporate History

We were incorporated in the State of Nevada on April 9, 2012, as Phalanx, Inc. We changed our name to ToughBuilt Industries, Inc. on December 29, 2015. On September 18, 2018, we effected a 1-for-2 reverse stock split of our common stock. We consummated our initial public offering pursuant to a registration statement on Form S-1 (File No: 333- 22610) declared effective by the SEC on November 8, 2018 and became an Exchange Act reporting company pursuant to a Form 8-A (File No. 001-38739) on November 8, 2018. On April 15, 2020, we effected a 1-for-10 reverse stock split of our outstanding common stock. On April 25, 2022, we effected a 1-for-150 reverse stock split of our outstanding common stock. All share amounts and dollar amounts have been adjusted for the reverse stock splits.

Business Developments

The following highlights material business developments in our business during the fiscal year ended December 31, 2021 and during the second quarter ended June 30, 2022:

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

•
In November 2021, we launched two new product lines, ToughBuilt lasers and levels, and fully integrated with our mobile application, ToughBuilt Connect, allowing professional and DIY builders to quickly measure rooms, seamlessly upload information to a smartphone, and create shareable information with the touch of a button:

•	In December 2021, we launched a new product line, the ToughBuilt Workbench, available for purchase across our strategic global partners and buying groups servicing over 14,400 stores worldwide:

•	In August 2021, we launched a new product line, the ToughBuilt utility knives;

•	In September 2021, we launched ToughBuilt Brazil;

25

•
In 2021, our total revenues, net of allowances, totaled approximately $70.0 million as compared to approximately $39.4 million in 2020, including a 71% increase in online sales through Amazon.com from $7 million for 2020 to $12 million for 2021: and

•	We have raised a total of approximately $96.4 million in gross proceeds in registered and unregistered equity offerings.

•	We received a total of $2.9 million in gross proceeds from warrant exercises.

Recent Developments
Units and Prefunded Public Offering

On June 22, 2022, we completed a public offering of (i) 772,157 units (“Units”), each Unit consisting of one share of common stock and one warrant to purchase one share of common stock (each, a “Warrant”) for $1.90 per Unit; and (ii) 2,385,738 prefunded units (“Prefunded Units”), each Prefunded Unit consisting of one prefunded warrant (a “Prefunded Warrant”) to purchase one share of common stock and one Warrant, for $1.8999 per Prefunded Unit.  Subject to certain ownership limitations described in the Warrants, the Warrants have an exercise price of $1.90 per share of common stock, are exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the warrants. In connection with the offering, the Company issued Warrants to purchase an aggregate of 3,157,895 shares of common stock.

Subject to certain ownership limitations described in the Prefunded Warrants, the Prefunded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of common stock any time until all of the Prefunded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Warrants or the Prefunded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants or the Prefunded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants or the Prefunded Warrants, respectively, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

As compensation to H.C. Wainwright & Co., LLC (“Wainwright” or the “Placement Agent”), as the exclusive placement agent in connection with the offering, the Company paid the Placement Agent a cash fee of 7% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Wainwright Agent warrants to purchase up to 189,474 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to $2.375 per share, and expire on the fifth anniversary from the date of the commencement of sales in the offering.

In connection with the offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors on June 17, 2022. The Purchase Agreement contained customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties.

The shares of common stock and Warrants underlying the Units, the Warrants and Prefunded Warrants underlying the Prefunded Units and the Placement Agent Warrants described above and the underlying shares of common stock were offered pursuant to the Registration Statement on Form S-1 (File No. 333-264930), as amended, which was declared effective by the Securities and Exchange Commission on June 17, 2022.

The Company received net proceeds of approximately $5.1 million from the offering, after deducting the estimated offering expenses payable by the Company, including the Placement Agent fees. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital, and the repurchase of certain existing warrants.

Private Placement of Shares of Common Stock and Warrants

On July 27, 2022, we consummated the closing of a private placement pursuant to Section 4(a)(2) and/or Regulation 506(b) of the Securities Act (the “Private Placement”).  Pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of July 25, 2022 (the “Purchase Agreement”), by and among the Company and certain institutional investors named on the signature pages thereto (the “Purchasers”). At the closing of the Private Placement, the Company issued (i) 700,000 shares of common stock (the “Placement Shares”), (ii) 3,300,000 prefunded warrants (the “Prefunded Warrants”); (iii) 4,000,000 Series A preferred investment options (the “Series A Preferred Investment Options”); and (iv) 4,000,000 Series B preferred investment options (the “Series B Preferred Investment Option, and together with the “Series A Preferred Investment Options, the “Preferred Investment Options” and collectively with the Prefunded Warrants, the “Warrants”). The purchase price of each Placement Share and associated Preferred Investment Options was $5.00 and the purchase price of each Prefunded Warrant and associated Preferred Investment Options was $4.9999.

Each Prefunded Warrant is exercisable for $0.0001 per share of common stock until all of the Prefunded Warrants are exercised in full.  Each Series A Preferred Investment Option is exercisable for one share of common stock for $5.00 per share until the third anniversary date of the issuance date.  Each Series B Preferred Investment Option is exercisable for one share of common stock for $5.00 per share until the second anniversary date of the issuance date.  The exercise price and the number of our shares of common stock issuable upon the exercise of each of the Warrants are subject to adjustment for stock splits, reverse splits, and similar capital transactions, as described in the Warrants. The Preferred Warrants are exercisable on a “cashless” basis. The Preferred Investment Options may be exercised on a “cashless basis” if there is no effective registration for the underlying shares of common stock.

A holder of the Warrants will not have the right to exercise any portion of the Prefunded Warrants, Series A Preferred Investment Option or Series B Preferred Options, as the case may be if the holder (together with its affiliates) would beneficially own more than 4.99% or 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company (the “Beneficial Ownership Limitation”).

If a fundamental transaction occurs, then the successor entity will succeed to, and be substituted for us, and may exercise every right and power that we may exercise and will assume all of our obligations under the Warrants with the same effect as if such successor entity had been named in such security itself. If our stockholders are given a choice as to the securities, cash or property to be received in a fundamental transaction, then the holders of the Warrants shall be given the same choice as to the consideration it receives upon any exercise of the Warrants following such fundamental transaction. In addition, holders of the Preferred Investment Options will have the right to require us to repurchase its Preferred Investment Options for cash in an amount equal to the value of the remaining unexercised portion of the Warrants based on the Black-Scholes option pricing formula. However, if the fundamental transaction is not within our control, including not approved by our board of directors, then the holder of Preferred Investment Options will only be entitled to receive the same type or form of consideration (and in the same proportion), at the value per share of common stock in the fundamental transaction for each share of common stock underlying the unexercised portion of the pre-funded warrants or preferred investment options, that is being offered and paid to our stockholder in connection with the fundamental transaction.

In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the “Purchase Rights”), then the holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete exercise of its Warrants (without regard to any limitations on exercise hereof, including without limitation, the Beneficial Ownership Limitation) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of shares of common stock are to be determined for the grant, issue or sale of such Purchase Rights (provided, however, that, to the extent that the holder’s right to participate in any such Purchase Right would result in the holder exceeding the Beneficial Ownership Limitation, then the holder shall not be entitled to participate in such Purchase Right to such extent (or beneficial ownership of such shares of common stock as a result of such Purchase Right to such extent) and such Purchase Right to such extent shall be held in abeyance for the holder until such time, if ever, as its right thereto would not result in the holder exceeding the Beneficial Ownership Limitation).

During such time as the Warrants are outstanding, if the Company shall declare or make any dividend or other distribution of its assets (or rights to acquire its assets) to holders of shares of common stock, by way of return of capital or otherwise (including, without limitation, any distribution of cash, stock or other securities, property or options by way of a dividend, spin-off, reclassification, corporate rearrangement, scheme of arrangement or other similar transaction) (a “Distribution”), then, in each such case, the holders of the Warrants shall be entitled to participate in such Distribution to the same extent that the holders would have participated therein if the holders had held the number of shares of common stock acquirable upon complete exercise of the Warrants (without regard to any limitations on exercise hereof, including without limitation, the Beneficial Ownership Limitation).

All of the Purchasers were “accredited investors” as such term is defined in Rule 501(a) under the Securities Act. The Placement Shares and Warrants were offered pursuant to the exemptions provided in Section 4(a)(2) under the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, and they were not offered pursuant to this prospectus or another prospectus. Accordingly, the Selling Stockholders may sell the Placement Shares and, upon the exercise of the Warrants, the underlying shares of common stock (the “Warrant Shares”) only pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Purchasers, dated July 25, 2022 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement) with the SEC no later than August 4, 2022 and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than September 8, 2022, or, in the event of a “full review” by the SEC, October 10, 2022.

Upon the occurrence of any Event (as defined in the Registration Rights Agreement), which, among others, prohibits the Purchasers from reselling the Securities for more than ten (10) consecutive calendar days or more than an aggregate of fifteen (15) calendar days during any 12-month period, we are obligated to pay to each Purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such Purchaser pursuant to the Purchase Agreement. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Subject to certain exceptions, neither we nor any of our security holders (other than the Purchasers in such capacity pursuant thereto) may include the securities of the Company in any registration statements other than the Securities. We may not file any other registration statements until all Securities are registered pursuant to a registration statement that is declared effective by the SEC, provided that we may file amendments to registration statements filed prior to the date of the Registration Rights Agreement so long as no new securities are registered on any such existing registration statements.

Our Products

TOUGHBUILT® manufactures and distributes an array of high-quality and rugged toolbelts, tool bags, and other personal tool organizer products. We also manufacture and distribute a complete line of knee pads for various construction applications, and a variety of metal goods, including utility knives, aviation snips, shears, and digital measures such as lasers and levels. Our line of job site tools and material support products consists of a full line of miter saw and table saw stands, sawhorses/job site tables, roller stands, and workbench. All our products are designed and engineered in the United States and manufactured in China, India, and the Philippines under our quality control supervision. We do not need government approval for any of our products.

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

We have a selection of over 10 models of kneepads, some with unique patented design features that allow the users to interchange components to suit conditions of use. Management believes that these kneepads are among the best performing kneepads in the industry. Our “all terrain” knee pad protection with snapshell technology is part of our interchangeable kneepad system which helps to customize the job site needs. They are made with superior quality using multilevel layered construction, heavy-duty webbing, and abrasion-resistant PVC rubber.

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

Our Business Strategy

Our product strategy is to develop product lines in several categories rather than focus on a single line of goods. We believe that this approach allows for rapid growth,
and
wider brand recognition, and may ultimately result in increased sales and profits within an accelerated time period. We believe that building brand awareness of our current ToughBuilt lines of products will expand our share of the pertinent markets. Our business strategy includes the following key elements:

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

2
“Home improvement projects - statistics & facts”; published by C. Simionato; (Jan 12, 2022);
https://www.statista.com/topics/7899/home-improvement-projects/#topicHeader__wrapper

Retailers by region include:

•	United States: Lowe’s, Home Depot, Menards, GM products, Fire Safety, Hartville Hardware, ORR, Pooley, Wesco, Buzzi, and Western Pacific Building Materials.
•	Canada: Princess Auto.
•	United Kingdom distribution throughout the UK and online selling for Europe.
•	Australia: Kincrome, and Bunnings.
•	New Zealand: Kincrome, and Bunnings.
•	South Korea: Dong Shin Tool PIA Co., Ltd.

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

Mobile Device Products

Since 2013, we have been planning, designing, engineering, and sourcing the development of a new line of ToughBuilt mobile devices and accessories to be used in the construction industry and by building enthusiasts. We are planning to have our mobile device products ready to market in 2024 at which time we intend to commence marketing and sell our mobile device products to our current global customer base. We believe that an increasing number of companies in the construction industry are requiring their employees to utilize mobile devices not just to communicate with others but to utilize the special apps that will allow the construction workers to do their job better and more efficiently. All of our mobile devices are designed and built-in accordance with IP-68 and to a military standard level of durability.

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

In late 2024, we also intend to launch applications for our mobile phones relating to the following topics:

1.	National building codes
2.	Inspection booking
3.	Labor ready
4.	Estimating apps & programs
5.	Structural engineers
6.	Architects
7.	Building plans
8.	Workers’ comp
9.	Equipment insurance
10.	Project insurance & bonds
11.	Vehicle insurance
12.	Liability insurance
13.	Umbrella insurance
14.	Collection agencies
15.	Construction loans
16.	Small business loans
17.	Job listings
18.	Tool exchange

Intellectual Property

We hold several patents and trademarks of various durations and believe that we hold or have applied for, or license all the patent, trademark, and other intellectual property rights necessary to conduct our business. We utilize trademarks (licensed and owned) on nearly all our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and our Company, and in distinguishing our goods from the goods of others. We consider our ToughBuilt
®
, Cliptech
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

Our competitors’ greater capabilities in the above areas enable them to better differentiate their products from ours, gain stronger brand loyalty, withstand periodic downturns in the construction and home improvement equipment and product industries, and compete effectively based on price and production, and more quickly develop new products. These competitors include DeWalt, Caterpillar, and Samsung Active.

The markets for our mobile products and services are also highly competitive and we are confronted by aggressive competition in all areas of our business. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of mobile communication and media devices, personal computers and other digital electronic devices. Our competitors who sell mobile devices and personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. Our financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to us include price, product features, relative price/performance, product quality and reliability, design innovation, a strong third-party software and peripherals ecosystem, marketing and distribution capability, service and support, and corporate reputation.

We are focused on expanding its market opportunities related to mobile communication and media devices. These industries are highly competitive and include several large, well-funded and experienced participants. We expect competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their products or collaborate to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses. Competitors include Apple, Samsung, and Qualcomm, among others.

Key factors affecting our performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Seasonality

Our business is seasonal as a result of our China-based production. For the first calendar quarter, we are not able to ship our products from China due to the hiatus as a result of their New Year holidays. We typically make up the lost sales from the first calendar quarter in the subsequent quarters.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic that continues to spread throughout the United States and the world. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese facilities were temporarily closed for a period of time. All of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. To date, we have been able to obtain supplies and products needed. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees.

Due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We have concluded that while it is reasonably possible that the virus could negatively impact our results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for the parts of our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality products as they may substitute lower-cost materials to maintain pricing levels. Rapid and significant changes in commodity prices may negatively affect our profit margins if the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives. To offset increased prices charged by our manufacturers and increased shipping rates, we increased the prices of our products in 2021.

Supply Chain

We acquire a majority of our products from manufacturers and distributors located in China, India, and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of other qualified suppliers. We increased our inventory from $38,432,012 at December 31, 2021 to $40,
156,305
at June 30, 2022. Due to our increased inventory levels in 2021 and the six months ended June 30, 2022, the ongoing supply chain disruptions have not had a material adverse effect on our operations and we do not currently anticipate that any continued supply chain disruptions will have a material adverse effect on our operations for the fiscal year 2022.

Reverse Stock Split

On April 25, 2022, we effected a 1-for-150 reverse stock split of our issued and outstanding common stock as part of our plan to regain compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).  On May 9, 2022, we were notified by Nasdaq that we regained compliance with Nasdaq’s Minimum Bid Price Requirement and that the matter was closed.

Results of Operations

The three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Revenues

Revenues for the three months ended June 30, 2022 and 2021 were $17,887,655 and $15,853,368, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues increased in 2022 over 2021 by $2,034,287, or 12.83%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers. An increase in sales through Amazon was a major factor of the increase.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2022 and 2021 was $12,939,239 and $12,500,092, respectively. Cost of goods sold increased in 2022 over 2021 by $439,147, or 3.51%, primarily due to our increased sales as well as increases in materials (e.g., steel and plastics polyester) to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2022 was 72.34% as compared to cost of goods sold as a percentage of revenues in 2021 of 78.85%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended June 30, 2022 and 2021 were $14,496,942 and $9,242,946, respectively. SG&A Expenses increased in 2022 over 2021 by $5,253,996, or 56.84%, primarily due to an increase in shipping costs, marketing and advertising expenses for product launches and the hiring of additional employees. SG&A Expense for the quarter ended June 30, 2022 as a percentage of revenues was 81.04%, compared to 58.3% for the quarter ended June 30, 2021. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended June 30, 2022 and 2021 were $2,754,351 and
$1,429,819, respectively. R&D costs increased by $1,324,532. or 92.64%. This increase was primarily due to the Company developing new tools for the construction industry.

Other Expense

Other expense for the three months ended June 30, 2022 consisted of warrant issuance costs in the amount of $170,308, interest expense of $92,438 and change in fair value of warrant liabilities in the amount of $429,572. Other expense for the three months ended June 30, 2021 consisted of interest expense of $102,937.

Net Income (Loss)

Due to factors set forth above, we recorded a net loss of $
12,136,051

for the three months ended June 30, 2022 as compared to a net loss of $7,422,426 for the three months ended June 30, 2021.

The six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Revenues

Revenues for the six months ended June 30, 2022 and 2021 were $35,108,400 and $28,135,621, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues increased in 2022 over 2021 by $6,972,779 or 24.78%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers. An increase in sales through Amazon was a major factor of the increase.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2022 and 2021 was $27,156,857 and $21,319,219 respectively. Cost of goods sold increased in 2022 over 2021 by $5,837,638, or 27.38%, primarily due to our increased sales as well as increases in materials (e.g., steel and plastics polyester) to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2022 was 77.35% as compared to cost of goods sold as a percentage of revenues in 2021 of 75.77%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the six months ended June 30, 2022 and 2021 were $30,430,841 and $17,192,727, respectively. SG&A Expenses increased in 2022 over 2021 by $13,238,114, or 77%, primarily due to an increase in shipping costs, marketing and advertising expenses for product launches and the hiring of additional employees. SG&A Expense for the six months ended June 30, 2022 as a percentage of revenues was 86.68% compared to 61.11% for the six months ended June 30, 2021. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the six months ended June 30, 2022 and 2021 were $5,268,805 and
$2,836,204, respectively. R&D costs increased by $2,432,601, or 85.77%. This increase was primarily due to the Company developing new tools for the construction industry.

Other Expense

Other expense for the six months ended June 30, 2022 consisted of warrant issuance costs in the amount of $445,438, interest expense of $92,181 and change in fair value of warrant liabilities in the amount of $
4,045,732
. Other expense for the six months ended June 30, 2021 consisted of interest expense of $263,556.

Net Income (Loss)

Due to factors set forth above, we recorded a net loss of
$24,239,990
for the six months ended June 30, 2022 as compared to a net loss of $13,476,085 for the six months ended June 30, 2021.

Liquidity and Capital Resources; Going Concern

We had $2.1 million in cash at June 30, 2022 compared to $7.5 million at December 31, 2021. The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $120.9 million at June 30, 2022, a net loss of approximately $24.2 million, and approximately $12.9 million of net cash used in operating activities for the six months ended June 30, 2022. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology.

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
We received net proceeds of approximately $5.1 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On July 27, 2022, we consummated the closing of a private placement pursuant to Section 4(a)(2) and/or Regulation 506(b) of the Securities Act (the “Private Placement”).  Pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of July 25, 2022 (the “Purchase Agreement”), by and among the Company and certain institutional investors named on the signature pages thereto (the “Purchasers”). At the closing of the Private Placement, the Company issued (i) 700,000 shares of common stock (the “Placement Shares”), (ii) 3,300,000 prefunded warrants (the “Prefunded Warrants”); (iii) 4,000,000 Series A preferred investment options (the “Series A Preferred Investment Options”); and (iv) 4,000,000 Series B preferred investment options (the “Series B Preferred Investment Option, and together with the “Series A Preferred Investment Options, the “Preferred Investment Options” and collectively with the Prefunded Warrants, the “Warrants”). The purchase price of each Placement Share and associated Preferred Investment Options was $5.00 and the purchase price of each Prefunded Warrant and associated Preferred Investment Options was $4.9999. The net proceeds to the Company from the Private Placement were approximately $18.4 million, after deducting placement agent fees and other offering expenses.

The Company plans to use its cash within the twelve months from June 30, 2022 and beyond for working capital and research and development.

Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities	$(12,893,604)	$(22,609,721)
Cash flows used in investing activities	(1,736,292)	(4,088,199)
Cash flows from financing activities	9,300,684	44,729,005
Net (decrease) increase in cash during period	$(5,329,212)	$18,031,085

Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2022 was $12,893,604, attributable to a net loss of $24,239,990, offset by depreciation expense of $1,938,527, amortization of right of use asset of $230,758, change in fair value of warrant liabilities of $4,045,732, warrant issue costs of $445,438, loss on sale of property equipment of $15,806, stock-based compensation expense of $26,202, a net increase in operating assets of $1,136,009 and a net increase of operating liabilities of $13,871,397. Net cash flows used in operating activities for the six months ended June 30, 2021 was $22,609,721, attributable to a net loss of $13,476,085, offset by depreciation expense of $644,098, amortization of capitalized contract costs of $213,353, stock-based compensation expense of $163,076, common stock issued for services of $189,000 and net change in operating assets and liabilities of $10,343,163.

Cash Flows from (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $1,736,292 attributed to the sale of property and equipment and the purchase of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2021 was $4,088,199 attributed to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $9,300,684 attributable to the net cash proceeds received from the issuance of common stock, preferred stock and warrants, as well as the repurchase of common stock warrants.  Net cash provided by financing activities for the six months ended June 30, 2021 was $44,729,005, primarily attributable to the net cash proceeds of $5,408,540 received from exercise of warrants, cash proceeds of $39,911,415 received from issuance of common stock under the First S-3 and Second S-3, and repayments of $590,950 from loans payable to factor.

Net (Decrease) Increase in Cash During Period

As a result of the activities described above, we recorded a net decrease and net increase in cash of $5,329,212 and $18,031,085 for the six months ended June 30, 2022 and 2021, respectively.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of June 30, 2022 and as for the 12 months thereafter:

Contractual Obligations	As of June 30, 2022	For the twelve months ended June 30, 2023
Operating lease obligations	$5,619,490	$1,104,336

Total Contractual Obligations	$5,619,490	$1,104,336

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended June 30, 2022 and 2021, included with this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, the end of the period covered by this report.

Material Weakness in Internal Control over Financial Reporting

The Company did not design policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. The Company did not maintain adequate documentation to evidence the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. The Company did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems including those used to cost inventory.

These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2022.

Remediation Plan

During the six months ended June 30, 2022, we have continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 16, 2016, a plaintiff filed a complaint against Defendants ToughBuilt Industries, Inc. (the “Company”) and Michael Panosian in the Superior Court of California, County of Los Angeles, Case No. EC065533.The complaint alleges breach of oral contracts to pay the plaintiff for consulting and finder’s fees and to hire him as an employee. The complaint further alleged claims of fraud and misrepresentation relating to an alleged payment in exchange for stock in the Company. The complaint seeks unspecified monetary damages, declaratory relief, stock in the Company, and other relief according to proof.

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

The plaintiff was seeking damages and stock based on a breach of an alleged oral agreement. This case concluded in April 2022. The plaintiff was awarded $160,000 which was offset by a prior judgment against the plaintiff.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with a registered direct offering of Series F Preferred Stock and Series G Preferred Stock on February 15, 2022 and disclosed elsewhere in this Quarterly Report on Form 10-Q, on February 15, 2022, the Company issued the same investors warrants to purchase up to an aggregate of 125,000 shares of common stock for $37.65 per share from April 15, 2022 until the fifth anniversary of the initial exercise date. The warrants were issued pursuant to Section 4(a)(2) and/or Rule 506(b) under Regulation D promulgated under the Securities Act due to the fact the issuance of the warrants did not involve a public offering of securities and there was no solicitation or advertising. See “Management’s Discussion and Analysis of Financial Condition; Recent Event; Unit and Prefunded S-3 Offering” for more information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Events

See “Private Offering of Shares of Common Stock and Warrants” under “Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations.
”

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

TOUGHBUILT INDUSTRIES, INC.

Date: August 19 , 2022	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 19 , 2022	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)

