Form 10-Q
period 2022-09-30
Toughbuilt Industries, Inc
filed 2022-11-14
CIK 1668370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2022

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

25371 Commercentre Drive, Suite 200 Lake Forest, CA 92630
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TBLT	The Nasdaq Stock Market LLC
Series A Warrants	TBLTW	The Nasdaq Stock Market LLC

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

As of November
14
, 2022, the registrant had 12,326,531 shares of common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(UNAUDITED)
Assets
Current Assets
Cash	$1,588,440	$7,472,224
Accounts receivable, net	23,403,628	18,179,933
Inventory, net	40,005,614	38,432,012
Prepaid and other current assets	2,861,504	786,036
Total Current Assets	67,859,186	64,870,205
Other Assets
Property and equipment, net	18,678,836	13,341,629
Right-of-use asset	4,678,336	-
Other assets	1,683,160	742,691
Total Assets	$92,899,518	$78,954,525

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$29,096,188	$14,440,506
Accrued expenses	2,745,785	1,815,567
Lease liability, current maturities	952,989	-
Short-term loan payable	1,390,833	-
Warrant and preferred investment option liabilities	5,179,342	4,801,929
Total Current Liabilities	39,365,137	21,058,002

Lease liability, net of current maturities	3,723,851	-
Total Liabilities	43,088,988	21,058,002

Commitment and Contingencies (Note 5)

Stockholders’ Equity
Series C Preferred Stock, $0.0001 par value, 4,268 authorized, 0 issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized. 0 issued, and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 9 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Series F Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at September 30, 2022, 0 authorized, issued and outstanding at December 31, 2021	-	-
Series G Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at September 30, 2022, 0 authorized, issued and outstanding at December 31, 2021	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 12,326,531 and 861,997 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,232	86
Additional paid-in capital	171,700,637	156,184,327
Accumulated deficit	(121,891,339)	(98,287,890)
Total Stockholders’ Equity	49,810,530	57,896,523
Total Liabilities and Stockholders’ Equity	$92,899,518	$78,954,525

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net of allowances
Metal goods	$19,226,191	$8,078,180	$34,354,744	$18,130,530
Soft goods	8,239,785	9,137,758	27,258,989	27,221,028
Electronic goods	2,779,275	-	3,739,918
Total revenues, net of allowances	30,245,251	17,215,938	65,353,651	45,351,558

Cost of Goods Sold
Metal goods	14,923,322	6,419,003	28,041,096	13,680,028
Soft goods	4,868,601	5,352,312	18,011,023	17,799,148
Electronic goods	2,536,171	-	3,432,832
Total cost of goods sold	22,328,094	11,771,315	49,484,951	31,479,176

Gross profit	7,917,157	5,444,623	15,868,700	13,872,382

Operating expenses:
Selling, general and administrative expenses	14,676,135	15,242,780	45,106,976	33,904,958
Research and development	2,781,676	1,610,671	8,050,481	4,558,781
Total operating expenses	17,457,811	16,853,451	53,157,457	38,463,739

Income (loss) from operations	(9,540,654)	(11,408,828)	(37,288,757)	(24,621,357)

Other income (expense)
Warrant issuance costs	(969,791)	(588,221)	(1,415,229)	(588,221)
Change in fair value of warrant and preferred investment option liabilities	19,065,297	2,902,342	23,111,029	2,902,342
Interest expense	(548,422)	-	(640,603)	(263,555)
Total other income (expense)	17,547,084	2,314,121	21,055,197	2,050,566

Net income (loss)	8,006,430	(9,094,707)	(16,233,560)	$(22,570,791)

Common stock deemed dividend	(7,467,200)	-	(7,467,200)	-

Net income (loss) attributable to common stockholders	$539,230	$(9,094,707)	$(23,700,760)	$(22,570,791)

Basic net income ( loss ) per share attributed to common stockholders	$0.05	$(11.18)	$(5.42)	$(37.36)
Basic weighted average common shares outstanding	10,872,412	813,734	4,376,175	604,128
Diluted net income ( loss ) per share attributed to common stockholders	$0.03	$(11.18)	$(5.42)	$(37.36)
Diluted weighted average common shares outstanding	19,721,339	813,734	4,376,175	604,128

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED September 30, 2022 AND 2021
(UNAUDITED)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders ’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - January 1, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	292,792	$29	$80,108,016	$(60,761,992)	$19,346,053
Issuance of common stock upon conversion of warrants	-	-	-	-	-	-	-	-	-	-	36,057	4	5,408,536	-	5,408,540
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	1,000	-	189,000	-	189,000
Issuance of common stock	-	-	-	-	-	-	-	-	-	-	214,186	21	39,074,368	-	39,074,390
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	81,537	-	81,537
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,053,659)	(6,053,659)
Balance - March 31, 2021	-	-	-	-	-	-	-	-	-	-	544,035	54	124,861,457	(66,815,651)	58,045,861
Issuance of common stock upon conversion of Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	81,539	-	81,539
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,422,426)	(7,422,426)
Balance – June 30, 2021	-	-	-	-	-	-	-	-	-	-	544,035	54	124,942,996	(74,238,077)	50,704,974
Issuance of common stock and warrants	-	-	-	-		-	-	-	—		317,935	32	31,154,858	-	31,154,890
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	27	-	4,000	-	4,000
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	69,371	-	69,371
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		(9,094,707)	(9,094,707)
Balance – September 30, 2021	-	-	-	-	-	-	-	-	-	-	861,997	86	156,171,225	(83,332,784)	72,838,528

Balance – January 1, 2022	-	-	-	-	9	$-	-	-	-	$-	861,997	86	156,184,327	(98,287,890)	57,896,523

Issuance of preferred stock	-	-	-	-	-	-	2,500	-	2,500	-	-		1,833,995		1,833,995
Adoption of lease guidance	-	-	-	-	-	-	-	-	-	-	-			97,310	97,310
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-		13,101		13,101
Net loss	-	-	-	-	-	-	-	-	-	-	-			(12,103,938)	(12,103,938)
		-		-	-	-	-	-	-	-	-
Balance - March 31,2022	-	-	-	-	9	$-	2,500	-	2,500	$-	861,997	86	158,031,423	(110,294,518)	47,736,991

Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-	-	-	-	-	-	3,157,895	316	1,848,756	-	1,849,072
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	1,549,211	155	6,358,244	-	6,358,399
Cashless warrants exercised	-	-	-	-	-	-	-	-	-	-	153,640	15	(15)	-	-
Repurchase of common stock warrants	-	-	-	-	-	-	-	-	-	-	-	-	(2,500,000)	-	(2,500,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,136,051)	(12,136,051)
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	13,101	-	13,101
		-		-	-	-	-	-	-	-	-	-	-	-
Balance - June 30, 2022	-	-	-	-	9	$-	2500		2,500	$-	5,722,743	572	163,751,509	(122,430,569)	41,321,512
Cashless warrants exercised	-	-	-	-	-	-	-	-	-	-	1,000,104	100	(100)	-	-
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-	-	-	-	-	-	4,000,000	400	(1,293,727)	-	(1,293,327)
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	1,603,684	160	9,229,854	-	9,230,014
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	539,230	539,230
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	13,101	-	13,101
Balance - September 30, 2022	-	-	-	-	9	$-	2500		2,500	$-	12,326,531	1,232	171,700,637	(121,891,339)	49,810,530

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,233,560)	$(22,570,791)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	3,103,204	1,196,562
Stock-based compensation expense	39,303	232,447
Amortization of capitalized contract costs	-	213,353
Amortization of right-of-use asset	451,481	-
Common stock issued for services	-	189,000
Warrant issuance costs	1,415,229	588,221
Loss on sale of property and equipment	15,806	-
Change in fair value of warrant and preferred investment option liabilities	(23,111,029)	(2,902,342)
Changes in operating assets and liabilities
Accounts receivable, net	(5,223,695)	(6,502,967)
Factor receivables, net	-	807,648
Inventory	(1,573,602)	(22,402,533)
Prepaid assets	(2,075,468)	(255,074)
Other assets	(940,469)	(332,923)
Accounts payable	13,263,112	5,187,717
Accrued expenses	1,037,768	843,061
Lease liability	(463,217)	-
Net cash used in operating activities	(30,295,137)	(45,708,621)

Cash flows from investing activities:
Proceeds from sale of property and equipment	50,000	-
Purchases of property and equipment	(7,113,646)	(8,059,748)
Net cash used in investing activities	(7,063,646)	(8,059,748)

Cash flows from financing activities:
Proceeds from exercise of warrants	5,978,067	5,412,540
Repurchase of common stock warrants	(2,500,000)	-
Proceeds from issuance of stock, net of costs	26,606,099	77,941,089
Proceeds from short-term loan payable	1,669,000	-
Repayments of short-term loan payable	(278,167)	-
Repayments of factor loan payable	-	(590,950)
Net cash provided by financing activities	31,474,999	82,762,679

Net increase (decrease) in cash	(5,883,784)	28,994,310
Cash, beginning of period	7,472,224	2,194,850
Cash, end of period	$1,588,440	$31,189,160

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$1,392,570	$-
Initial value of lease liability	$5,140,057	$-
Initial fair value of warrants and preferred investment options	$23,488,442	$7,463,005
Derecognition of warrant and preferred investment option liability upon conversion	$9,610,346	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed consolidated financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities Exchange Commission (“SEC”) on April 18, 2022 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

On April 15, 2020, the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each ten shares of issued and outstanding prior to the Reverse Split were converted into one share of common stock, with fractional shares resulting from the Reverse Split rounded up to the nearest whole number.

On April 25, 2022, the Company effected a 1-for-150 reverse stock split (the “2022 Reverse Split”) of its issued and outstanding common stock. As a result of the 2022 Reverse Split, each one hundred fifty shares of issued and outstanding prior to the 2022 Reverse Split were converted into one share of common stock. All share and per share numbers in the unaudited condensed consolidated financial statements and notes below have been revised retroactively to reflect the Reverse Split and the 2022 Reverse Split.

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

Risk and Uncertainty Concerning Covid-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All our Chinese facilities were temporarily closed for a period. Most of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees. Toughbuilt Industries, Inc., needs to develop new strategies, new practices, different methods and tools to succeed in this process. In order to get out of this process with damages, the Company needs to create a roadmap and act in line with its own strategy. At the end of this process, it is expected that digital business models and automation will no longer be among the targets of industrial organizations, but among their obligations. We have concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $121.9 million at September 30, 2022, a net loss of approximately $16.2 million, and approximately $30.3 million of net cash used in operating activities for the nine months ended September 30, 2022. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from issuance of this Quarterly Report on Form 10-Q. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim consolidated condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2022 and 2021; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Toughbuilt Industries UK Limited. All intercompany balances and transaction are eliminated. Any foreign currency translation and transactions are de minimis to the consolidated financial statements.
8

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At September 30, 2022 and December 31, 2021, no allowance for doubtful accounts was recorded.

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
.” ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. The Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable). In addition, control has effectively been transferred.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At September 30, 2022 and December 31, 2021, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “
Property, Plant, and Equipment
,
” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three or nine months ended September 30, 2022 and 2021.

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

The fair value of the Company’s warrant and preferred investment liability recorded in the Company’s financial statements was determined using a Black-Scholes valuation methodology and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company for the period in which the Company was public and its peer group for the remaining period. The expected life was based on the remaining contractual term of the warrants, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	At September 30, 2022	At December 31, 2021
Risk-free interest rate	4.06%-4.25%	0.81% - 1.19%
Contractual term	1.75-4.75 years	4.54 years
Expected volatility	88%	88%

Level 3 Fair Value

Warrant and preferred investment option liability

The table below provides a reconciliation of the balances for the warrant and preferred investment option liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2022	$4,801,929
Fair Value of warrant and preferred investment option liability at issuance	33,098,789
Fair Value of warrant and preferred investment option liability upon exercise	(9,610,346)
Change in fair value of warrant and preferred investment option liability	(23,111,029)
Balance, September 30, 2022	$5,179,343

Balance, July 1, 2022	$2,960,853
Fair Value of warrant and preferred investment option liability at issuance	27,466,801
Fair Value of warrant and preferred investment option liability upon exercise	(6,183,014)
Change in fair value of warrant and preferred investment option liability	(19,065,297)
Balance, September 30, 2022	$5,179,343

Revenue Recognition

The Company recognizes revenues when product is delivered to the customer, and the ownership is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under the Financial Accounting Standards Board – Accounting Standards Codification 606
“Revenue From Contracts With Customers
” which has established a five-step process to govern contract revenue and satisfy each element as follows: (1) Identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. See Note 8 for further information on revenue recognition.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $514,615 and $2,618,475 for the three months ended September 30, 2022 and 2021, respectively. Advertising expense for the nine months ended September 30, 2022 and 2021, amounted to $2,805,812 and $6,844,886, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $1,276,207 and $615,439 as of September 30, 2022 and December 31, 2021, respectively and are included in other assets on the accompanying consolidated balance sheet.

Research and development

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $2,781,676, and $1,610,671 for the three months ended September 30, 2022 and 2021, respectively and $8,050,481, and $4,588,781 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company adopted FASB ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes” (“ASU 2019-12”), as of January 1, 2021. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The adoption of this guidance did not have a material impact on its financial statements.

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

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “
Earnings per Share
.
”
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss computation of basic and diluted net loss per common share:
Net income ( loss ) attributable to common stockholders	$539,230	$(9,094,707)	$(23,700,760)	$(22,570,791)

Basic and diluted net income ( loss ) per share:
Basic net income ( loss ) per common share	$0.05	$(11.18)	$(5.42)	$(37.36)
Basic weighted average common shares outstanding	10,872,412	813,734	4,376,175	604,128
Diluted net income (l oss ) per common share	$0.03	$(11.18)	$(5.42)	$(37.36)
Diluted weighted average common shares outstanding	19,721,339	813,734	4,376,175	604,128

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of September 30, (in common equivalent shares):

	2022	2021
Warrants and preferred investment options	8,847,473	281,929
Options and restricted stock units	1,354	1,354
Total anti-dilutive weighted average shares	8,848,827	283,283

No Segment Reporting

The Company operates one reportable segment referred to as the tools segment. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.
13

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

NOTE 3: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Furniture	$2,050,942	$1,066,219
Computers	1,382,745	1,038,154
Production equipment	155,977	245,713
Tooling and molds	9,527,742	6,390,962
Auto	635,542	635,542
Application development	4,074,919	2,398,919
Website design	1,120,431	814,733
Steelbox	882,000	882,000
Leasehold improvements	4,920,504	2,862,079
Less: accumulated depreciation	(6,071,966)	(2,992,692)
Property and Equipment, net	$18,678,836	$13,341,629

Depreciation and capitalized costs with respect thereto consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation expense	$1,164,689	$552,464	$3,103,204	$1,196,562

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
The leases commenced March 1, 2022 and June 1, 2022. Base rent is initially $16,250 and $48,379 with escalations contained in the lease through February 28, 2027 and May 31, 2027.

Supplemental balance sheet information related to leases is as follows as of September 30, 2022:

Operating leases
Right-of-use assets, net	$4,678,336

Current liabilities	952,989
Non-current liabilities	3,723,851
Total operating lease liabilities	$4,676,840

Weighted Average Remaining Lease Term	4.16 years

Weighted Average Discount Rate	4%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs are as follows:

For the years ending December 31,	Building leases
2022 (remaining)	$322,055
2023	960,276
2024	1,311,858
2025	1,140,177
2026	1,082,177
Thereafter	359,916
Total lease payments	5,176,459
Less: imputed interest	(499,619)
Present value of lease liabilities	$4,676,840

The Company recorded rent expense of $691,107 and $650,605 for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded rent expense of $233,200 and $211,672 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation Costs and Contingencies

On October 7, 2022, a stockholder of the Company (the “Plaintiff”), filed a shareholder derivative action against the Company, Michael Panosian, Joshua Keeler, Zareh Khachatoorian, Martin Galstyan, et. al. (collectively, the “Defendants”) in the Eighth Judicial District Court of Nevada, Case No. A-22-859580-B.
In the complaint, the Plaintiff alleged a breach of the applicable Defendants’ fiduciary duties of loyalty, good faith, and due care owed to the Company and the shareholders of the Company, by negligently, willfully, recklessly and/or intentionally failing to perform their fiduciary duties primarily in connection with the Company’s registered direct offering of 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock in February 2022 and subsequent 1-for-150 reverse stock split effected in April 2022.
  The Plaintiff claimed that the Plaintiff has suffered (i) monetary damages in excess of $10,000, and (ii) attorney fees and costs, and is entitled to reimbursement.  The Plaintiff asked for the following relief (i) issuance of a preliminary injunction enjoining the Company and the board of directors from continued of their fiduciary duties; (ii) damages incurred by the plaintiff; (iii) for an accounting of the Company’s books and records; (iv) equity relief; (v) reimbursements of attorney and courts fees and other related costs.   The Company believes that the claims put forth by the Plaintiff are without merit and the Company intends to vigorously defend itself and the offices named in the complaint.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than as set forth below, management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

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

NOTE 6: SHORT-TERM LOAN PAYABLE

In July 2022, the Company entered into a short-term loan in the amount of $1,669,000. The loan matures July 2023 and bears interest at 7.99%, with monthly payments of both interest and principal.

NOTE 7: STOCKHOLDERS’ EQUITY

On September 30, 2022 and December 31, 2021, the Company had 200,000,000 shares of common stock, and 4,268 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. On September 30, 2022 and December 31, 2021, the Company had 5,775 shares of Series D preferred stock, and 15 Series E Non-Convertible preferred stock authorized, with a par value of $1,000 and $0.0001 per share, respectively. In addition, on September 30, 2022, the Company had 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock authorized, both with a par value of $0.0001 per share.

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

From February 2021 to July 2021, the Company sold an aggregate of 125,708 shares of common stock through Wainwright under the Second S-3 with net proceeds of $24,602,110, after deducting underwriting discounts and expense.

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

Pursuant to an engagement letter, dated July 10, 2021 (the “Engagement Letter”), with Wainwright, as the placement agent, the Company agreed to pay the placement agent a cash fee equal to 7.0% of the gross proceeds received in the offering and a management fee equal to 0.5% of the gross proceeds received in the offering. The Company also agreed to pay the placement agent $25,000 for non-accountable expenses, up to $50,000 for fees and expenses of legal counsel and other reasonable and customary out of-pocket expenses, and $15,950 for clearing fees. Also pursuant to the Engagement Letter, the Company, in connection with the offering, issued to the placement agent or its designees warrants to purchase an aggregate of 18,412 shares of its common stock (which represents 6.0% of the shares sold to investors in the offering) at an exercise price equal to 125% of the offering price in the offering, or $162.94 (the “Placement Agent Warrants”). The Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

The shares sold under the Securities Purchase Agreement, the issuance of the warrants and the Placement Agent Warrants, and the shares issuable pursuant to the Warrants and the Placement Agent Warrants were offered and sold by through a prospectus supplement included in the Company’s Second Form S-3 (as defined above).

Series F Preferred Stock and Series G Preferred Stock S-3 Offering

On February 15, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein pursuant to which the Company issued, in a registered direct offering an aggregate of $5,000,000 of Preferred Stock, split evenly among the 2,500 shares of Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F Preferred Stock”), and 2,500 shares of Series G Convertible Preferred Stock, par value $0.0001 per share (“Series G Preferred Stock”). The Series F Preferred Stock and Series G Preferred Stock have a stated value of $1,000 per share and are convertible into common stock at any time after the date of issuance. The conversion rate, subject to adjustment as set forth in the Certificate of Designation, is determined by dividing the $1,000 stated value of the Series F Preferred Stock and Series G Preferred Stock by $30 (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction.  The 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock are each convertible into 83,334 shares of common stock.  The Series F Preferred Stock and Series G Preferred Stock and the underlying shares of common stock were offered pursuant to the Second Form S-3 (as defined above).

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

The Series F Preferred Stock and Series G Preferred Stock have the following rights:

•	Entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when and if actually paid;

•	No voting rights, except for rights outlined in the Certificate of Designation;

•
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation), the then holders of the Series F Preferred Stock and Series G Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series F Preferred Stock and Series G Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock;

18

•
The Series F Preferred Stock and Series G Preferred Stock is convertible into common stock at any time after the date of issuance. The conversion rate, subject to adjustment as set forth in the Certificate of Designation, is determined by dividing the stated value of the Series F Preferred Stock and Series G Preferred Stock by $30 (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction; and

•	The Series F Preferred Stock and Series G Preferred Stock can be converted at the option of the holder at any time and from time to time after the date of issuance.

The Company received net proceeds of approximately $4,205,000 from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.  The total issuance costs amounted to $795,000 and the Company also recognized an initial fair value of warrants in the amount of $2,646,135. $275,130 of such issuance costs have been determined to be in connection with the warrants and have been expensed during the nine months ended September 30, 2022.   As of September 30, 2022, there were 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock issued and outstanding.

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

The Company received net proceeds of approximately $5,100,000 from the June 2022 Offering, after deducting the estimated June 2022 Offering expenses payable by the Company, including the Placement Agent fees, as well as including immediate exercises of June 2022 Warrants. The total issuance costs amounted to approximately $881,000 and the Company also recognized an initial fair value of warrants in the amount of $2,800,588. $170,308 of such issuance costs have been determined to be in connection with the June 2022 and have been expensed during the nine months ended September 30, 2022. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the June 2022 Offering.

On July 27, 2022, the Company consummated the closing of a private placement (the “ July 2022 Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated July 25, 2022 (the “July 2022 Purchase Agreement”), by and among the Company and certain purchasers named on the signature pages thereto (the “Purchasers”). At the closing of the July 2022 Private Placement, the Company issued (i) 700,000 shares of common stock (the “Shares”); (ii) pre-funded warrants (the “July 2022 Pre-Funded Warrants”) to purchase an aggregate of 3,300,000 shares of common stock, (iii) Series A Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series A Preferred Investment Options”); and (iv) Series B Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series B Preferred Investment Options”, and, collectively with the Shares, the Pre-Funded Warrants, and the Series A Preferred Investment Options, the “Securities”). The purchase price of each Share and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $5.00 and the purchase price of each Pre-Funded Warrant and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $4.9999.

As compensation to Wainwright, as the exclusive placement agent in connection with the July 2022 Offering, the Company also issued to designees of the Wainwright preferred investment options to purchase up to 240,000 shares of common stock (“July 2022 Placement Options”). The July 2022 Placement Options have substantially the same terms as the Series A Preferred Investment Options, except that the July 2022 Placement Options have an exercise price equal to $6.25 per share and expire on the third anniversary from the date of the commencement of sales in the July 2022 Offering.

The Company received net proceeds of approximately $18,200,000 from the July 2022 Offering, after deducting the estimated July 2022 Offering expenses payable by the Company. The total issuance costs amounted to approximately $1,800,150 and the Company also recognized an initial fair value of the Series A and B Preferred Investment Options in the amount of $27,466,800. $969,791 of such issuance costs have been determined to be in connection with the Series A and Series B Preferred Investment Options and have been expensed during the nine months ended September 30, 2022. The Company recognized common stock deemed dividends in the amount of $7,467,200 which resulted from the excess initial fair value of the Series A and B Preferred Investment Options issued. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the July 2022 Offering.

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

As of September 30, 2022 and December 31, 2021, 133 warrants issued to the placement agents at an exercise price of $1,500 and 9 at an exercise price of $18,000 are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the three months ended September 30, 2022. Class B Warrants have an exercise price of $18,000 per share and shall expire between October 17, 2021 and May 15, 2023.

As of September 30, 2022 and December 31, 2021, the Company had 177 Class B Warrants issued and outstanding.

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

As of September 30, 2022, and December 31, 2021, the Company had 3,460 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 329,667 warrants (each exercisable into 1/20 th
of a share of common stock for a total of 16,483 shares of common stock). In the June 2, 2020 public offering, the Company sold 138,000 warrants (each exercisable into 1 share of common stock for a total of 138,000 shares of common stock). Each warrant expires on the fifth anniversary of the original issuance date. During the three months ended September 30, 2022, 0 warrants were converted to common stock.

As of September 30, 2022 and December 31, 2021, the Company had 102,450 2020 Offering Warrants issued and outstanding.

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

As of September 30, 2022 and December 31, 2021, the Company had 153,433 and 18,412, 2021 Offering Warrants and 2021 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $1,841 and $4,801,929 as of September 30, 2022 and December 31, 2021, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

Exchange

On November 20, 2020, the Company and the investor entered into an exchange agreement and issued a warrant to purchase up to an aggregate of 3,833 shares of the Company’s common stock for $150 per share which expires on August 20, 2024. As of December 31, 2021, such warrant was outstanding. In accordance with the underlying agreement, in connection with the Company’s offering of Series F Preferred Stock, Series G Preferred Stock and the warrants on February 15, 2022, the warrant was adjusted to purchase an aggregate of 76,667 shares of the Company’s common stock for $0.05 per share. On June 8, 2022, the Company and the investor entered into a warrant repurchase agreement to repurchase the warrant for $2,500,000.

2022 Offering Warrants

On February 15, 2022, in connection with the Company’s offer and sale of 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock, the Company sold 125,000 warrants (each exercisable into one share of common stock) at an exercise price equal to $37.65 per share. The warrants are exercisable from July 15, 2022 until the fifth anniversary of the initial exercise date. In connection with the offering, the Company issued to the designees of Wainwright, for serving as the placement agent of the offering, warrants to purchase an aggregate of 10,000 shares of its common stock at an exercise price equal to $7.50 (the “2022 Placement Agent Warrants”). The 2022 Placement Agent Warrants are exercisable from July 15, 2022 until
February 15, 2027.

As of September 30, 2022, the Company had 125,000 and 10,000 2022 Offering Warrants and 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $2,646,135 and $47,115 as of the date of issuance and September 30, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

June 2022 Offering Warrants

In the June 2022 Offering, the Company sold 3,157,895 warrants (each exercisable into 1 share of common stock) at an exercise price equal to $1.90 per share, and are immediately exercisable until the fifth anniversary of the date of issuance. In connection with the offering, the Company issued to the Placement Agent or its designees warrants to purchase an aggregate of 189,474 shares of its common stock at an exercise price equal of $2.375 (the “June 2022 Placement Agent Warrants”). The June 2022 Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering. Immediately following the June 2022 Offering, 3,152,895 of the June 2022 Warrants were exercised.

As of September 30, 2022, the Company had 5,000 and 189,474, June 2022 Offering Warrants and June 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $2,985,853 and $265,827 as of the date of issuance and September 30, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

July 2022 Preferred Investment Options

In the July 2022 Offering, the Company sold Series A Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series A Preferred Investment Options”); and Series B Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series B Preferred Investment Options”
)
. The Series A and B Preferred Investment Options have an exercise price equal to $5, and immediately exercisable until the third and second anniversary, respectively, of the commencement of sales of the offering. In connection with the July 2022 Offering, the Company also issued to designees of the Wainwright preferred investment options to purchase up to 240,000 shares of common stock (“July 2022 Placement Options”). The July 2022 Placement Options have substantially the same terms as the Series A Preferred Investment Options, except that the July 2022 Placement Options have an exercise price equal to $6.25 per share and expire on the third anniversary from the date of the commencement of sales in the July 2022 Offering.

As of September 30, 2022, the Company had 8,240,000, Series A and B Preferred Investment Options and July 2022 Options issued and outstanding, respectively. The total fair value of such securities amounted to $27,466,800 and $4,864,560 as of the date of issuance and September 30, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 83 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $15,000.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of September 30, 2022, there was no unrecognized compensation expense.

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

As of September 30, 2022, there was no unrecognized compensation expense.

NOTE 8: REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS AND ALLOWANCES

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

The Company’s reserve for sales returns and allowances amounted to $13,000 as of September 30, 2022 and December 31, 2021.

NOTE 9: CONCENTRATIONS

Concentration of Customers

For the three and nine months ended September 30, 2022 and 2021, respectively, the Company had the following concentrations of customers:

	Percentage of		Percentage of
	revenues for the		revenues for the		Percentage of accounts
	Three Months Ended		Nine Months Ended		receivables as of
	September 30,		September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer 1	51%	12%	63%	9%	52%	5%
Customer 2	15%	10%	11%	9%	-%	33%
Customer 3	-%	15%	-%	16%	-%	6%
Customer 4	-%	35%	-%	36%	-%	8%
Customer 5	-%	-%	-%	-%	-%	11%

Concentration of Suppliers

For the three and nine months ended September 30, 2022 and 2021, respectively, the Company had the following concentrations of suppliers:

	Percentage of		Percentage of
	purchases for the		purchases for the		Percentage of accounts
	Three Months Ended		Nine Months Ended		payable as of
	September 30,		September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Supplier 1	12%	29%	5%	33%	15%	24%
Supplier 2	1 2%	-%	6%	-%	-%	-%
Supplier 3	1 1%	4%	4%	14%	9%	3%
Supplier 4	-%	11%	-%	11%	5%	9%
Supplier 5	-%	10%	-%	5%	-%	8%
Supplier 6	-%	-%	-%	-%	1%	-%

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2022 and 2021. The Company’s bank balances exceeded FDIC insured amounts at times during the nine months ended September 30, 2022 and 2021. The Company’s bank balance exceeded the FDIC insured amounts as of September 30, 2022 and December 31, 2021, by approximately $1.1 million and $7.2 million, respectively.

Geographic Concentration

For the three and nine months ended September 30, 2022 and 2021, respectively, the Company had the following geographic concentrations:

	Percentage of		Percentage of
	revenues for the		revenues for the		Percentage of accounts
	Three Months Ended		Nine Months Ended		receivables as of
	September 30,		September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Canada	2%	3%	3%	4%	-%	4%
Europe	4%	5%	5%	9%	11%	11%
United States of America	90%	80%	87%	78%	80%	82%
Other	4%	12%	6%	9%	10%	3%

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the impact of the worldwide COVID-19 pandemic and government actions, on our business;

●	supply chain disruptions;

●	our limited operating history;

●	our ability to manufacture, market and sell our products;

●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

●	our ability to launch and penetrate markets;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors; and

●
other factors (including the risks contained in the section of the Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on April 18, 2022 entitled “Risk Factors”) relating to our industry, our operations and results of operations.

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

As discussed below, while the Company has faced the impacts of COVID-19 and inflation, we have been able to obtain significant revenue growth. Notwithstanding, we have incurred substantial operating losses since our inception and anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can commercialize our technology currently in development. In their audit report included in this Quarterly Report on Form 10-Q, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. To fund our operations and grow our business, we will require to fund our capital requirements through the sale of debt or equity securities or other arrangements to fund operations. There can be no assurances that will be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. See “
Liquidity and Capital Resources
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
Corporate History

We were incorporated in the State of Nevada on April 9, 2012, as Phalanx, Inc. We changed our name to ToughBuilt Industries, Inc. on December 29, 2015. On September 18, 2018, we effected a 1-for-2 reverse stock split of our common stock. We consummated our initial public offering pursuant to a registration statement on Form S-1 (File No: 333-22610) declared effective by the SEC on November 8, 2018 and became an Exchange Act reporting company pursuant to a Form 8-A (File No. 001-38739) on November 8, 2018. On April 15, 2020, we effected a 1-for-10 reverse stock split of our outstanding common stock. On April 25, 2022, we effected a 1-for-150 reverse stock split of our outstanding common stock. All share amounts and dollar amounts have been adjusted for the reverse stock splits.

Business Developments

The following highlights material business developments in our business during the quarter ended September 30, 2022:
•	In the third quarter of 2022, our total revenues, net of allowances, totaled approximately $ 30.2 million as compared to approximately $ 17.2 million in the same period in 2020.

•
In July 2022, we announced that we entered into an agreement with Ace Hardware USA and International (“Ace”) to sell 35 ToughBuilt products, in which Ace will distribute ToughBuilt’s products utilizing Ace’s 15 regional service centers to reach 5,500 individual Ace stores.

•	In August 2022, we announced that we have started to sell 93 ToughBuilt products on Amazon.It (Italy) and Amazon.de (Germany).

•
In August 2022, we announced our entry into a supply agreement with Elecktro3 S.C.C.L (“Elecktro3”) and NCC Hardware Purchasing and Services Centers, SL (“NCC”), increasing our presence in Spain’s hardware marketplace. Elektro3 has 25 years of experience in the sector and over 22,500 end users and is a leading importer, exporter, and distributor of products for hardware stores, DIY stores, appliances, and gardening. NCC is a super-cooperative and its members operate over 1,000 stores in Spain and is a partnership among four hardware and industrial supply co-operatives in Spain, QF Plus, Conifer, YMAS and Synergas.

•
In August 2022, we announced the launch of our all-new Reload Utility Knife, a groundbreaking new cutting tool made available for purchase through a leading US home improvement retailer servicing over 15,500 storefronts around the world.

•
In September 2022, we announced our entry into the global measuring and marking market segment category with a feature-rich family of tape measures and chalk reels. The global measuring and marking tools market is estimated to be $1.4 billion in 2021 and is projected to reach more than $1.8 billion by 2028
1
.

•
In September 2022, we announced that we entered into an agreement with two major wholesale tool distributors in Switzerland, marking an expansion of European distribution that includes more than 250 retailers.

•
In September 2022, we announced major expansions to our network of storefronts in Great Britain, confirming broad new and expanding agreements with Huws Gray, Selco Builders Warehouse, MKM, City Electrical Factors, and Carpet & Flooring, magnifying our online marketplace presence and representing more than 900 collective retail locations in Great Britain. Huws Gray is the United Kingdom’s largest independent builder’s merchant, supplying materials to professional and DIY end users alike, it operates over 300 storefronts that trade under various brand names, including Huws Gray, Buildbase, The Timber Group, Civils & Lintels, and Frontline.

•
In September 2022, we announced our launch of 21 new SKUs into the global handsaws segment, beginning with a line of seven cutting tools featuring ToughBuilt’s QuickSet™ Double-Edge Pull Saw, the first ever safe-folding pull saw. The new line will be available Q4 2022 for purchase through a leading US home improvement retailer servicing over 15,500 storefronts around the world.

•	In the third quarter of 2022, w e have raised a total of approximately $20 million in gross proceeds in unregistered equity offerings.

1	Market Research Guru via MarketWatch.com.
27

Recent Developments

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

Our Products

TOUGHBUILT® manufactures and distributes an array of high-quality and rugged toolbelts, tool bags, and other personal tool organizer products. We also manufacture and distribute a complete line of knee pads for various construction applications, and a variety of metal and electronic goods, including utility knives, aviation snips, shears, and digital measures such as lasers and levels. Our line of job site tools and material support products consists of a full line of miter saw and table saw stands, sawhorses/job site tables, roller stands, and workbench. All our products are designed and engineered in the United States and manufactured in China, India, and the Philippines under our quality control supervision. We do not need government approval for any of our products.

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
https://www.statista.com/topics/7899/home-improvement-projects/#topicHeader wrapper

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
New Products

Tools

In 2021, we launched the following products:
•	Reload Utility Knife, the world’s first patented magazine-fed reloading blade mechanism into the home improvement market;
•	Imperial ProBlade™ Tape Measure;
•	Metric ProBlade™ Tape Measure ; and
•	21 new SKUs into the global handsaws segment, seven of which features the QuickSet™ Double-Edge Pull Saw, an industry-first folding dual-edged ryoba-style pull saw.

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
In the future we intend to launch the following accessories: car charger, QI charger, car mounts, and earbud pack, and we will focus on sales in the following industries: construction, industrial, military, and law enforcement and “dotcoms.” In late 2024, we intend to launch our T.55 rugged mobile phones and earbud headphones, as well as a “T-Dock,” attachable battery, tri lens camera, and tough shield cover and accessories.
31

In the future, we also intend to launch applications for our mobile phones relating to the following topics:
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

Competition
The tool equipment and accessories industry is highly competitive on a worldwide basis. We compete with a significant number of other tool equipment and accessories manufacturers and suppliers to the construction, home improvement and Do-It-Yourself industry, many of which have the following:
•	Significantly greater financial resources than we have;
•	More comprehensive product lines;
•	Longer-standing relationships with suppliers, manufacturers, and retailers;
•	Broader distribution capabilities;
•	Stronger brand recognition and loyalty; and
•	The ability to invest substantially more in product advertising and sales.
32

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
33

Inflation
Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs (e.g., in China), competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for the parts of our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality products as they may substitute lower-cost materials to maintain pricing levels. Rapid and significant changes in commodity prices may negatively affect our profit margins if the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives. To offset increased prices charged by our manufacturers and increased shipping rates, we increased the prices of our products in 2021.
Supply Chain
We acquire a majority of our products from manufacturers and distributors located in China, India, and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of other qualified suppliers. We increased our inventory from $38,432,012 at December 31, 2021 to $40,005,614 at September 30, 2022. Due to our increased inventory levels in 2021 and the nine months ended September 30, 2022, the ongoing supply chain disruptions have not had a material adverse effect on our operations and we do not currently anticipate that any continued supply chain disruptions will have a material adverse effect on our operations for the fiscal year 2022.
Results of Operations
The three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Revenues
Revenues for the three months ended September 30, 2022 and 2021 were $30,245,252 and $17,215,938, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues increased in 2022 over 2021 by $13,029,314, or 75.68%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers. An increase in sales through Amazon was a major factor of the increase.

Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2022 and 2021 was $22,328,094 and $11,771,315, respectively. Cost of goods sold increased in 2022 over 2021 by $10,556,779, or 89.68%, primarily due to our increased sales as well as increases in materials (e.g., steel and plastics polyester) to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2022 was 73.82% as compared to cost of goods sold as a percentage of revenues in 2021 of 68.37%.
34

Operating Expenses
Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended September 30, 2022 and 2021 were $14,676,135 and $15,242,780, respectively. SG&A Expenses decreased in 2022 over 2021 by $566,645, or 3.72%, primarily due to a decrease in salaries.. SG&A Expense for the quarter ended September 30, 2022 as a percentage of revenues was 48.52%, compared to 88.54% for the quarter ended September 30, 2021. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.
Research and development costs (“R&D”) for the three months ended September 30, 2022 and 2021 were $2,781,676 and $1,610,671, respectively. R&D costs increased by $1,171,005, or 72.7%. This increase was primarily due to the Company developing new tools for the construction industry.
Other Expense
Other expense for the three months ended September 30, 2022 consisted of warrant and preferred investment option issuance costs in the amount of $969,791, interest expense of $548,422 and change in fair value of warrant and preferred investment option liabilities in the amount of $19,065,297. Other expense for the three months ended September 30, 2021 consisted of warrant issuance costs in the amount of $588,221 and change in fair value of warrant and preferred investment option liabilities in the amount of $2,902,342.
Net Income (Loss)
Due to factors set forth above, we recorded a net income of $8,006,430 for the three months ended September 30, 2022 as compared to a net loss of $9,094,707 for the three months ended September 30, 2021.
The nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Revenues
Revenues for the nine months ended September 30, 2022 and 2021 were $65,353,651 and $45,351,558, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues increased in 2022 over 2021 by $20,002,093 or 44.10%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers. An increase in sales through Amazon was a major factor of the increase.
Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2022 and 2021 was $49,484,951 and $31,479,176 respectively. Cost of goods sold increased in 2022 over 2021 by $18,005,775, or 57.2%, primarily due to our increased sales as well as increases in materials (e.g., steel and plastics polyester) to manufacture metal goods and soft goods and increase in labor cost in China. Cost of goods sold as a percentage of revenues in 2022 was 75.72% as compared to cost of goods sold as a percentage of revenues in 2021 of 69.41%.

35

Operating Expenses
Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the nine months ended September 30, 2022 and 2021 were $45,106,976 and $33,904,958, respectively. SG&A Expenses increased in the nine months ended September 30, 2022 over 2021 by $11,202,018, or 33.04%, primarily due to an increase in shipping costs, marketing and advertising expenses for product launches and the hiring of additional employees. SG&A Expense for the nine months ended September 30, 2022 as a percentage of revenues was 69.02% compared to 74.76% for the nine months ended September 30, 2021. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.
Research and development costs (“R&D”) for the nine months ended September 30, 2022 and 2021 were $8,050,481 and $4,588,781, respectively. R&D costs increased by $3,461,700, or 75.44%. This increase was primarily due to the Company developing new tools for the construction industry.
Other Expense
Other expense for the nine months ended September 30, 2022 consisted of warrant issuance costs in the amount of $1,415,229, interest expense of $640,603and change in fair value of warrant and preferred investment option liabilities in the amount of $23,111,029. Other expense for the nine months ended September 30, 2021 consisted of warrant issuance costs in the amount of $588,221, interest expense of $263,555 and change in fair value of warrant and preferred investment option liabilities in the amount of $2,902,342.
Net Income (Loss)
Due to factors set forth above, we recorded a net loss of $16,233,560 for the nine months ended September 30, 2022 as compared to a net loss of $22,570,791 for the nine months ended September 30, 2021.

Liquidity and Capital Resources; Going Concern
We had $1.6 million in cash at September 30, 2022 compared to $7.5 million at December 31, 2021. The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $12
1.9
 million at September 30, 2022, a net loss of approximately $
16.2
 million, and approximately $30.3 million of net cash used in operating activities for the nine months ended September 30, 2022. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology.

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
36

On February 15, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued, in a registered direct offering (the “Direct Offering”), an aggregate of $5,000,000 of Preferred Stock (split evenly among 2,500 shares Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F Preferred Stock”), and 2,500 shares of Series G Convertible Preferred Stock, par value $0.0001 per share (“Series G Preferred Stock”). The Series F Preferred Stock and Series G Preferred Stock have a stated value of $1,000 per share and are convertible into common stock at any time after the date of issuance. The conversion rate, subject to adjustment as set forth in the Certificate of Designation, is determined by dividing the stated value of the Series F Preferred Stock and Series G Preferred Stock by $30 (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction. The 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock are each convertible into 83,334 shares of common stock. The Series F Preferred Stock and Series G Preferred Stock and the underlying shares of common stock were offered pursuant to the Second Form S-3 (as defined above).

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
The Company plans to use its cash within the twelve months from September 30, 2022 and beyond for working capital and research and development.
37

Cash Flows

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities	$(30,295,137)	$(45,708,621)
Cash flows used in investing activities	(7,063,646)	(8,059,748)
Cash flows from financing activities	31,474,999	82,762,679
Net (decrease) increase in cash during period	$(5,883,784)	$28,994,310
Cash Flows Used in Operating Activities
Net cash flows used in operating activities for the nine months ended September 30, 2022 was $30,295,137, attributable to a net loss of $16,233,560, offset by depreciation expense of $3,103,204, amortization of right of use asset of $451,481, change in fair value of warrant and preferred investment option liabilities of $23,111,029, warrant issue costs of $1,415,229, loss on sale of property equipment of $15,806, stock-based compensation expense of $39,303, a net increase in operating assets of $9,813,233, and a net increase of operating liabilities of $13,837,663. Net cash flows used in operating activities for the nine months ended September 30, 2021 was $45,708,621, attributable to a net loss of $22,570,791, offset by depreciation expense of $1,196,562, $2,902,342 of change in fair value of warrant and preferred investment option liabilities, $588,221 in warrant issuance costs, amortization of capitalized contract costs of $213,353, stock-based compensation expense of $232,447, common stock issued for services of $189,000 and net increase in operating assets of $28,685,849, and net increase in operating liabilities of $6,030,778.

Cash Flows from (Used in) Investing Activities
Net cash
used in
 investing activities for the nine months ended September 30, 2022 was $7,063,646 attributed to the sale of property and equipment and the purchase of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2021 was $8,059,748 attributed to the purchase of property and equipment.

Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $31,474,999 attributable to the net cash proceeds received from the issuance of common stock, preferred stock and warrants, as well as the repurchase of common stock warrants.  Net cash provided by financing activities for the nine months ended September 30, 2021 was $82,762,679, primarily attributable to the net cash proceeds of $5,412,540 received from exercise of warrants, cash proceeds of $77,941,089 provided for issuance of stock and repayments of $590,950 from loans payable to factor.
Net (Decrease) Increase in Cash During Period
As a result of the activities described above, we recorded a net decrease in cash of $5,883,784 for the nine months ended September 30, 2022 and a net increase in cash of $28,994,310 for the nine months ended September 30, 2021.
Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of September 30, 2022 and as for the 12 months thereafter:

Contractual Obligations	As of September 30, 2022	For the twelve months ended September 30, 2023
Operating lease obligations	$4,676,840	$1,104,336

Total Contractual Obligations	$4,676,840	$1,104,336
Off Balance Sheet Arrangements
None.

38

Significant Accounting Policies
See the footnotes to our unaudited financial statements for the quarter ended September 30, 2022 and 2021, included with this Quarterly Report on Form 10-Q.
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
Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, the end of the period covered by this report.
Material Weakness in Internal Control over Financial Reporting
The Company did not design policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. The Company did not maintain adequate documentation to evidence the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. The Company did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated with those systems including those used to cost inventory.

These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2022.

Remediation Plan

During the nine months ended September 30, 2022, we have continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.
39

Our remediation process includes, but not limited to:
•	Investing in IT systems to enhance our operational and financial reporting and internal controls.
•	Enhancing the organizational structure to support financial reporting processes and internal controls.
•	Providing guidance, education and training to employees relating to our accounting policies and procedures.
•	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.
•	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.
We expect to remediate these material weaknesses in the first half of 2023 However, we may discover additional material weaknesses that may require additional time and resources to remediate.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 7, 2022, a stockholder of the Company (the “Plaintiff”), filed a shareholder derivative action against the Company, Michael Panosian, Joshua Keeler, Zareh Khachatoorian, Martin Galstyan, et. al. (collectively, the “Defendants”) in the Eighth Judicial District Court of Nevada, Case No. A-22-859580-B. In the complaint, the Plaintiff alleged a breach of the applicable Defendants’ fiduciary duties of loyalty, good faith, and due care owed to the Company and the shareholders of the Company, by negligently, willfully, recklessly and/or intentionally failing to perform their fiduciary duties primarily in connection with the Company’s registered direct offering of 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock in February 2022 and subsequent 1-for-150 reverse stock split effected in April 2022.  The Plaintiff claimed that the Plaintiff has suffered (i) monetary damages in excess of $10,000, and (ii) attorney fees and costs, and is entitled to reimbursement.  The Plaintiff asked for the following relief (i) issuance of a preliminary injunction enjoining the Company and the board of directors from continued of their fiduciary duties; (ii) damages incurred by the plaintiff; (iii) for an accounting of the Company’s books and records; (iv) equity relief; (v) reimbursements of attorney and courts fees and other related costs.   The Company believes that the claims put forth by the Plaintiff are without merit and the Company intends to vigorously defend itself and the offices named in the complaint.
ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Anything in third quarter?

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
40

ITEM 5. OTHER INFORMATION.
Any?

ITEM 6. EXHIBITS.
(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Schema Document

101.CAL***	Inline XBRL Calculation Linkbase Document

101.DEF***	Inline XBRL Definition Linkbase Document

101.LAB***	Inline XBRL Label Linkbase Document

101.PRE***	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith

**
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

***
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUGHBUILT INDUSTRIES, INC.

Date: November 14, 2022	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)
42