Form 10-K
period 2022-12-31
Toughbuilt Industries, Inc
filed 2023-03-31
CIK 1668370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON
,
D
.
C
.
20549

FORM 10-K

☒
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
December 31
,
2022

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ until ______

Commission File Number: 001-38739

TOUGHBUILT INDUSTRIES
,
INC
.
(Exact name of Registrant as specified in its charter)

Nevada	46-0820877
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8669 Research Drive Irvine , CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 528-3100

Securities registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TBLT	The Nasdaq Stock Market LLC
Series A Warrants	TBLTW	The Nasdaq Stock Market LLC

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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant as of June 30, 2022 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon the reported closing price of $2.23 on The Nasdaq Capital Market on that date, was approximately $31,387,992.59.

As of March
31
, 2023, the Registrant had 14,946,442 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, in particular, Part II Item 7 “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the industry in which we operate, all of which were subject to various risks and uncertainties.

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

PART I

Item 1. Description of Business.

Overview

We were formed to design, manufacture, and distribute innovative tools and accessories to the building industry. We market and distribute various home improvement and construction product lines for both Do-It-Yourself and professional markets under the TOUGHBUILT® brand name, within the global multibillion-dollar per year tool market. All of our products are designed by our in-house design team. Since our initial launch of product sales nine years ago, we have experienced annual sales growth from approximately $1,000,000 in 2013 to approximately $95,000,000 in 2022.

Our business is currently based on development of innovative and state-of-the-art products, primarily in tools and hardware category, with particular focus on building and construction industry with the ultimate goal of making life easier and more productive for contractors and workers alike. Our three major categories contain a total of 19 product lines, consisting of (i) Soft Goods, which includes kneepads, tool bags, pouches and tool belts, (ii) Metal Goods, which consists of sawhorses, tool stands and workbench and (iii) Utility Products, which includes utility knives, aviation snips, shears, lasers and levels, tape measures and chalk reels, striking tools, garden and landscaping tools and pliers and clamps. We also have several additional categories and product lines in various stages of development.

We design and manage our product life cycles through a controlled and structured process. We involve customers and industry experts from our target markets in the definition and refinement of our product development. Product development emphasis is placed on meeting and exceeding industry standards and product specifications, ease of integration, ease of use, cost reduction, design-for manufacturability, quality, and reliability.

Our mission consists, of providing products to the building and home improvement communities that are innovative, of superior quality derived in part from enlightened creativity for our end users while enhancing performance, improving well-being, and building high brand loyalty.

We operate through the following subsidiaries: (i) ToughBuilt Industries UK Limited; (ii) ToughBuilt Mexico; (iii) ToughBuilt Armenia, LLC; and (iv) ToughBuilt Brazil
.

Corporate History

We were incorporated in the State of Nevada on April 9, 2012, as Phalanx, Inc. We changed our name to ToughBuilt Industries, Inc. on December 29, 2015. On September 18, 2018, we effected a 1-for-2 reverse stock split of our common stock. We consummated our initial public offering pursuant to a registration statement on Form S-1 (File No: 333-226104) declared effective by the SEC on November 8, 2018, and become an SEC Exchange Act reporting company pursuant to a Form 8-A (File No. 001-38739) on November 8, 2018. On April 25, 2022, we effected a 1-for-150 reverse stock split of our common stock. All share amounts and dollar amounts have been adjusted for the reverse stock splits.

Business Developments

The following highlights recent material developments in our business:

●
In first quarter of 2022, we announced that our online sales through Amazon increased by 41% to approximately $3.4 million for the quarter ended March 31, 2022, compared to approximately $2.4 million for the first quarter of 2021.

●
In second quarter of 2022, we announced that our online sales through Amazon.com were $3.6 million. This represents a 17% increase from the same quarter in 2021. Sales for the first half of 2022 increased by 28% to approximately $7.0 million compared to $5.5 million for the first half of 2021.

●	In July 2022, we announced that we entered into an agreement with Ace Hardware USA and International to sell 35 ToughBuilt products.

●	In August 2022, we announced that we started to sell 93 ToughBuilt products on Amazon.It (Italy) and Amazon.de (Germany).

●
In August 2022, we announced our entry into a supply agreement with Elecktro3 S.C.C.L (“Elecktro3”) and NCC Hardware Purchasing and Services Centers, SL (“NCC”), increasing our presence in Spain’s hardware marketplace.

●
In August 2022, we announced the launch of our all-new Reload Utility Knife, a groundbreaking new cutting tool made available for purchase through a leading US home improvement retailer and across their global strategic network of ToughBuilt’s partners and buying groups, servicing over 15,500 storefronts around the world.

●	In September 2022, we announced our entry into the global measuring and marking market segment category with a feature-rich family of tape measures and chalk reels.

●
In September 2022, we announced that we entered into an agreement with two major wholesale tool distributors in Switzerland, marking an expansion of European distribution that includes more than 250 retailers, nationwide.

●
In September 2022, we announced our launch of 21 new SKUs into the global handsaws segment, beginning with a line of seven cutting tools featuring ToughBuilt’s QuickSet™ Double-Edge Pull Saw, the first ever safe-folding pull saw. The new line will be available Q4 2022 and beyond for purchase through a leading US home improvement retailer and across global strategic network of partners and buying groups, servicing over 15,500 storefronts around the world.

●
In September 2022, we announced major expansions to its network of storefronts in Great Britain, confirming broad new and expanding agreements with Huws Gray, Selco Builders Warehouse, MKM, City Electrical Factors, and Carpet & Flooring.

●	In October 2022, we announced the launch of an all-new line of striking tools, including an innovative series of ShockStop™ hammers, marking their entry into the global tool-hammer market.

●	In October 2022, we announced that we entered into four major retailers in Germany, which accounted for a 35% share of the global hand tools market in 2019.

●
In October 2022, we announced that our online sales for Q3 2022 through Amazon.com were $3.9 million. This represents a 38% rise from the same quarter in 2021. Sales for the 9-month period ending on September 30, 2022, increased by 32% to approximately $10.9 million, compared to $8.3 million for the same period in 2021.

3

●
In October 2022, we announced the launch of our all-new 500 ft. Rotary Laser Level Kit. The level comes with an intuitive, first-of-its-kind, 3-piece stacking guide rod that allows for a rolling laser receiver to provide bracket-free attachment and a one-handed interface for fast operation. It emits a laser that displays a consistent, accurate signature that is detectable up to 500-feet of distance from its projection point. The kit also includes an innovative tripod with a rapid-use bullseye level and telescoping legs to promote accurate placement on uneven terrain.

●
In October 2022, we announced that we reached a comprehensive distribution agreement with Sodimac, the largest home improvement and construction supplier in South America; beginning with Peru and Colombia with 15 ToughBuilt SKUs.

●
In October 2022, we announced that we expanded our distribution of 84 ToughBuilt branded products to be sold in all Sears’ Mexico locations, totaling 96 storefronts nationwide. Sears continues to be a leading supplier to its core consumers in the hardware and home improvement trades in Latin America, and its comprehensive store count and geographical presence across Mexico offer ToughBuilt an opportunity to offer a wide product range to professional end users in the country.

●
In November 2022, we announced that we entered into a distribution agreement with Lamed LLP (“Lamed”) – one of the largest suppliers of equipment, tools and building materials in Kazakhstan. Lamed begins this agreement with 76 ToughBuilt SKUs and will stock the entire ToughBuilt product range.

●
In December 2022, we announced that we are strengthening our relationship with European and UK retailers Wickes, Toolstation UK & Toolstation France. After a successful launch of ToughBuilt products, Wickes, which has 230 locations across the United Kingdom, will be increasing the number of ToughBuilt SKUs available to its customer base, from 15 to 48 SKUs beginning January 2023. Additionally, Toolstation UK, with over 550 stores nationwide, following consistent and impressive sales, Toolstation UK has increased its ToughBuilt SKUs to 35 total SKUs and has committed to several national promotions, contributing to a significant uplift in sales conversions. Toolstation France has also more than doubled its original offering of the ToughBuilt range to from 25 to 65 SKUs in total.

●	In December 2022, we announced the launch of our new line of Long Handle Garden and Landscaping Tools. Beginning with 11 out of about 150 SKUs, the new line includes many innovative improvements.

●	In January 2023, our global Amazon sales for 2022 through Amazon.com were approximately $15.9 million. This represents an approximate 34% increase from $11.9 million in Amazon sales in 2021.

●
In January 2023, we launched more than 40 new SKUs into the Handheld Screwdrivers segment, including ratcheting bit drivers, insulated screwdrivers, precision, slotted, Phillips, Torx, and cabinet screwdrivers and demolition drivers.

●
In January 2023, we expanded our distribution agreement with Sodimac, the largest home improvement and construction supplier in South America. In this extended agreement, stores in Chile, Peru, Argentina, Colombia, Brazil, and Uruguay will initially begin with 15 SKUs in-store and brings 23 SKUs to Sodimac’s online marketplace.

●	In January 2023, we launched more than 20 new SKUs into the Handheld Wrenches segment, including adjustable wrenches, construction wrenches and pipe wrenches.

●
In February 2023, we launched our new line of pliers and clamps. The new line, comprised of more than 40 SKUs, will be made available for purchase through leading US home improvement retailers and across ToughBuilt’s growing strategic networks of North American and global trade partners and buying groups, servicing over 18,900 storefronts and online portals worldwide.

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

Metal Goods

Sawhorses and Work Support Products

The second major category consists of Sawhorses and Work Support products with unique designs and robust construction targeted for the most discerning users in the industry. The innovative designs and construction of the more than 18 products in this category have led to the sawhorses becoming among the best sellers of category everywhere they are sold. The newest additions in this category include several stands and work support products that are quickly gaining recognition in the industry and are expected to position themselves in the top tier products in a short time. Our sawhorse line, miter saw, table saw & roller stands and workbench are built to very high standards. Our sawhorse/jobsite table is fast to set up, holds 2,400 pounds, has adjustable heights, is made of all-metal construction, and has a compact design. We believe that these lines of products are slowly becoming the standard in the construction industry.

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

TOUGHBUILT® products are available worldwide in many major retailers ranging from home improvement and construction products and services stores to major online outlets. Currently, we have placement in Lowes, Home Depot, Menards, Bunnings (Australia), Princess Auto (Canada), Dong Shin Tool PIA (S. Korea) and others, as well as seeking to grow our sales in global markets such as Western and Central Europe, Russia and Eastern Europe, South America and the Middle East.

Retailers by region include:

●	United States: Lowe’s, Home Depot, Menards, Harbor Freight, ACE Hardware, Acme, TSC;

●	Canada: Princess Auto;

●	United Kingdom: Wickes, TOOL STATION, Huws Gray, Selco Builders Warehouse, MKM, City Electrical Factors, and Carpet & Flooring;

●	Europe: Elecktro3 and NCC Hardware;

●	South America: Sodimac;

●	Mexico: Sears;

●	Middle East: Lamed;

●	Australia: Kincrome, and Bunnings;

●	New Zealand: Kincrome, and Bunnings;

●	Russia: VSEInstrumenti.ru; and

●	South Korea: Dong Shin Tool PIA Co., Ltd.

We are actively expanding into other markets including South Africa.

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

Product and Services Diversification

TOUGHBUILT® is a singular brand with a driven team that is poised to scale into a highly recognized global entity. We aim to grow ToughBuilt with several significant subsidiaries in the next few years to become the hub/platform for professionals, Do-It-Yourselfers, and passionate builders everywhere. Management anticipates that future subsidiaries will focus on licensing, gear, mobile, equipment rentals, and maintenance services.

New Products

Tools

In 2022, we launched the following product lines:

●	Tape Measures and Chalk Reels

●	Striking Tools

●	Long Handle Garden and Landscaping Tools

●	Pliers and Clamps

In 2022, we launched the following tools:

●	Reload Utility Knife

●	21 new SKUs into the global handsaws segment

●	500 ft. Rotary Laser Level Kit

●	40+ new SKUs into the Handheld Screwdrivers segment

●	20 new SKUs into the Handheld Wrenches segment

Mobile Device Products

Since 2013, we have been planning, designing, engineering, and sourcing the development of a new line of ToughBuilt mobile devices and accessories to be used in the construction industry and by building enthusiasts. However, due to microchip shortages, we have suspended this segment and will continue development in the near future.

Sales Strategy

The devices, accessories, and bolt-on digital tools will be sold through relevant home improvement big box stores, direct marketing to construction companies, direct marketing of trade/wholesale outlets and to professional outlets.

Suppliers

We use several suppliers in producing our products. We believe that we would be able to retain other suppliers in the event of a slow-down or loss of one or more of its current suppliers without a material adverse effect on our business operations, timeliness of delivery or quality of products.

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

Domain names are a valuable corporate asset for companies around the world, including ToughBuilt. Domain names often contain a trademark or service mark or even a corporate name and are often considered intellectual property. The recognition and value of the ToughBuilt name, trademark, and domain name are our core strengths.

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

Our competitors’ greater capabilities in the above areas enable them to better differentiate their products from ours, gain stronger brand loyalty, withstand periodic downturns in the construction and home improvement equipment and product industries, compete effectively on the basis of price and production, and more quickly develop new products. Our financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. Principal competitive factors important to us include price, product features, relative price/performance, product quality and reliability, design innovation, marketing and distribution capability, service and support, and corporate reputation.

Seasonality

Our company’s revenues are not seasonal. However, we usually experience a spike in sales when we introduce new products.

Human Capital Resources

As of December 31, 2023, we had a total of 259 employees, including our four executive officers, and a total of eight independent contractors and consultants. We engage consultants on an as-needed basis to supplement existing staff. All of our employees, consultants, and contractors that are involved with sensitive and/or proprietary information have signed non-disclosure agreements. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.

Our
human

capital

resources

objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Risks Related to Our Company

Going Concern

We have incurred substantial operating losses since our inception. As reflected in the consolidated financial statements, we had an accumulated deficit of approximately $145 million at December 31, 2022 a net loss of approximately $39.3 million, and approximately $37.3 million of net cash used in operating activities for the year ended December 31, 2022. The accompanying consolidated financial statements in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We anticipate incurring additional losses until such time, if ever, that we can obtain marketing approval to sell, and then generate significant sales, of our technology that is currently in development. As such we believe that additional financing will be needed by us to fund our operations and to develop and commercialize our technology. Also, we will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to these factors, management believes that there is substantial doubt in our ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

We will require additional capital in order to achieve commercial success and
,
if necessary
,
to finance future losses from operations as we endeavor to build revenue
,
but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required
.

We may not be able to generate any profit in the foreseeable future. For the year ended December 31, 2022, we have a net loss of $39.3 million, compared to a net loss of $37.5 million for the year ended December 31, 2021. Accordingly, there is no assurance that we will realize profits in fiscal 2023 or thereafter. If we fail to generate profits from our operations, we will not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our Company as a going concern. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short term to invest in revenue growth; however, we cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. Our inability to generate profits could have an adverse effect on our financial condition, results of operations, and cash flows. See “
Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources
.”

We have limited management and staff and will be dependent upon partnering arrangements
.

As of March 31, 2023, we have a total eight independent contractors and consultants. Our dependence on third-party consultants and service providers creates a number of risks, including but not limited to, the possibility that such third parties may not be available to us as and when needed, and that we may not be able to properly control the timing and quality of work conducted with respect to our projects. If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price will be materially adversely affected.

The loss of any of our executive officers could adversely affect us
.

We currently only have four executive officers. We are dependent on the extensive experience of our executive officers to implement our acquisition and growth strategy, specifically, Michael Panosian, our President and Chief Executive Officer, and Joshua Keeler, our Vice President of Research and Development. The loss of the services of any of our executive officers could have a negative impact on our operations and our ability to implement our strategy. Although we maintain a “key man” life insurance policy only for Michael Panosian, we do not carry any key man life insurance for any of our other employees and our key man insurance policy for Mr. Panosian is for $1 million and will be insufficient to recover any losses resulting from Mr. Panosian’s death or disability while serving as our President and Chief Executive Officer.

We may be unable to attract the necessary employees or be able to prevent our current employees from leaving us
.

To induce valuable employees to remain with us, in addition to salary and cash incentives, we have provided restricted stock and stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management may terminate their employment with us. Our success also depends on our ability to continue to attract, retain and motivate employees.

If the hosts of third-party marketplaces limit our access to such marketplaces
,
our operations and financial results may be adversely affected
.

Third-party marketplaces account for a portion of our revenues. Our sales through online third-party marketplaces represented a combined 16% of total sales for the fourth quarter ended December 31, 2022. We anticipate that sales of our products on third-party marketplaces will continue to account for a portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate as a result of a variety of factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third-party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

We are highly dependent upon manufacturers in China
,
India and the Philippines and an interruption in such relationships or our ability to obtain products from them could adversely affect our business and results of operations
.

Our products are manufactured by factories located in China, India, and the Philippines. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent on a number of factors which are unforeseeable and may be beyond our control. For example, financial or operational difficulties that some of our manufacturers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing manufacturers or fail to find replacement or additional manufacturers in a timely manner and on acceptable commercial terms, we may not be able to continue to offer our products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

Our financial condition and results of operations for fiscal year 2023 may be adversely affected by the coronavirus outbreak
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
.

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for the parts of our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations. Our cost base also reflects significant elements for freight, including fuel. Rapid and significant changes in commodity prices such as fuel, plastic and metal may negatively affect our profit margins.

Our results of operations could be negatively impacted by inflationary or deflationary economic conditions which could affect the ability to obtain goods from our suppliers in a timely and cost-effective manner.

Our profitability may be negatively impacted if we are unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives. Conversely, in the event there is deflation, we may experience pressure from our customers to reduce prices, and there can be no assurance that we would be able to reduce our cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), the loss of such assets would have a severe negative affect on our operations and liquidity.

We may maintain our cash assets at certain financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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
.

The regulatory framework for privacy issues is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the way we conduct our business; in fact, there are active discussions among U.S. legislators around adoption of a new U.S. federal privacy law. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting and maintaining certain kinds of data. In June 2018, California enacted the California Consumer Privacy Act, which took effect on January 1, 2020, and in November 2020, California voters approved Proposition 24 which amended the California Consumer Privacy Act and added new additional privacy protections that began on January 1, 2023 (the “C.C.P.A.”). The C.C.P.A. gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, the right not to be discriminated against for exercising these rights, the right to correct inaccurate personal information that a business has about them and the right to limit the use and disclosure of sensitive personal information collected about them. We are required to comply with the C.C.P.A. The C.C.P.A. provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The C.C.P.A. may increase our compliance costs and potential liability. Some observers have noted that the C.C.P.A. could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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
.

Provisions of our Articles of Incorporation, such as our ability to designate and issue a class of preferred stock without stockholder approval, may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving our Company that is not approved by our Board of Directors (“Board”), even if those events may be perceived to be in the best interests of our stockholders. For example, one or more of our affiliates could theoretically be issued a newly authorized and designated class of shares of our preferred stock. Such shares could have significant voting power which may dilute the voting power of our common stock, among other terms. Consequently, anyone to whom these shares of preferred stock were issued could have sufficient voting power to significantly influence if not control the outcome of all corporate matters submitted to the vote of our common stockholders, subject to the rules promulgated by Nasdaq. Those matters could include the election of directors, changes in the size and composition of the Board, and mergers and other business combinations involving our Company. In addition, through any such person’s control of the Board and voting power, the affiliate may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by our Company. In addition, the concentration of voting power in the hands of an affiliate could have the effect of delaying or preventing a change in control of our Company, even if the change in control would benefit our stockholders and may adversely affect the future market price of our common stock should a trading market therefor develop.

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
Risk Factors
” section, or other factors, some of which are beyond our control, such as:

●	the ongoing impacts of the COVID-19 pandemic and resulting impact on stock market performance;

●	fluctuations in our financial results or outlook, or those of companies perceived to be similar to us;

●	changes in the prices of commodities associated with our business;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;

●	regulatory developments;

●	litigation involving us or our general industry;

●	additions or departures of key personnel; and

●	changes in general economic, industry and market conditions.

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

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Complying with these laws and regulations requires the time and attention of our Board and management and increases our expenses. Among other things, we are required to:

●
maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements, when required, and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

Additionally, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These increased costs will require us to divert a significant amount of monies that we could otherwise use to develop our business. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action, and potentially civil litigation.

We have identified material weaknesses
in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K, we identified several material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could result in a material adverse effect on our business. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In addition, we would likely incur additional accounting, legal and other costs in connection with any remediation steps. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

To respond to these material weaknesses,
we
have devoted, and plan to continue to devote, effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include investing in information technology (“IT”) systems to enhance our operational and financial reporting and internal controls, enhancing our organizational structure to support financial reporting processes and internal controls, further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates, establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable, providing guidance, education and training to employees relating to our accounting policies and procedures. A dditionally, we have hired, and plan to continue to hire, as resources permit, qualified accounting personnel to better manage our functional controls and segregate responsibilities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

As an
“
emerging growth company
”
under applicable law
,
we are subject to lessened disclosure requirements
,
which could leave our stockholders without information or rights available to stockholders of more mature companies
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

Anti-takeover provisions in our charter documents and Nevada law could discourage delay or prevent a change of control of our Company and may affect the trading price of our common stock
.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Control Shares Acquisition Act may discourage, delay or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition. In addition, our Articles of Incorporation and the A&R Bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, our Articles of Incorporation and A&R Bylaws:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 15,500 square feet of office space at 8669 Research Drive, Irvine, CA 92618 as our principal executive offices. This lease commenced on December 1, 2019, with no rent due from December 1, 2019 to April 1, 2020. From April 1, 2020, through March 31, 2025, base rent will be due on the first of each month in the amount of $25,200. We paid an initial amount of $68,128 compromising the rent for April 2020, a security deposit, and the amount due for property taxes, insurance, and association fees. The base rent shall be adjusted on the following dates as follows:

12/1/2022-11/30/2023	$27,256
12/1/2023-11/30/2024	$28,347
12/1/2024-11/30/2025	$29,480

The lease otherwise contains commercially market terms as to events of default and termination and the like.

In addition, the Company entered into two leases for additional space, in Irvine, CA. The leases commenced March 1, 2022 and June 1, 2022. Base rent is initially $16,250 and $48,379 with escalations contained in the lease through February 28, 2027 and May 31, 2027.

In addition, we intend to seek additional leased space, which will include some warehouse facilities, as our business efforts increase.

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

Edwin Minassian v. Michael Panosian and ToughBuilt Industries, Inc., Los Angeles Superior Court Case No. EC065533

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

Nevada Court Case
No. A-22-859580-B

On October 7, 2022, one of our stockholders (the “2022 Plaintiff”), filed a shareholder derivative action against us, Michael Panosian, Joshua Keeler, Zareh Khachatoorian, Martin Galstyan, et. al. (collectively, the “2022 Defendants”) in the Eighth Judicial District Court of Nevada, Case No. A-22-859580-B. In the complaint, the 2022 Plaintiff alleged a breach of the applicable 2022 Defendants’ fiduciary duties of loyalty, good faith, and due care owed to us and our shareholders, by negligently, willfully, recklessly and/or intentionally failing to perform their fiduciary duties primarily in connection with our registered direct offering of 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock in February 2022 and subsequent 1-for-150 reverse stock split effected in April 2022. The 2022 Plaintiff claimed that the 2022 Plaintiff has suffered (i) monetary damages in excess of $10,000, and (ii) attorney fees and costs, and is entitled to reimbursement. The 2022 Plaintiff asked for the following relief (i) issuance of a preliminary injunction enjoining us and the Board from continued of their fiduciary duties; (ii) damages incurred by the plaintiff; (iii) for an accounting of our books and records; (iv) equity relief; and (v) reimbursements of attorney and courts fees and other related costs. We believe that the claims put forth by the 2022 Plaintiff are without merit and we intend to vigorously defend ourself and the officers named in the complaint.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “TBLT,” and warrants under the symbol “TBLTW.” Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

On March
30
, 2023, the closing price for our common stock and warrants as reported on The Nasdaq Capital Market was $1.
20
per share and $0.
073
, respectively.

Holders of Common Stock

On March 31
,
2023, there were 157 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

Issuance of Warrants

In connection with a registered direct offering of an aggregate of $5,000,000 of Preferred Stock as previously reported on a Current Report on Form 8-K filed with the SEC on February 17, 2022, we also issued in a concurrent private placement unregistered warrants to the same investors in the registered direct offering to purchase up to an aggregate of 125,000 shares of our common stock, at an exercise price of $37.65 per share.

The February Warrants will be exercisable on the date that is the later of (a) the consummation of either a stockholder vote on the proposal to authorize the Board to effect a reverse stock split or increase the authorized shares of our common stock; and (b) six months after the date of issuance, and will have a term of 5 years from the initial exercise date. The offering closed on February 15, 2022.

As compensation to Wainwright, as the exclusive placement agent in connection with the offering, we paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised in the February Direct Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. We also issued to designees of Wainwright warrants to purchase up to 10,000 shares of our common stock. The Wainwright February Warrants are exercisable for $37.50 per share and become exercisable on the date that is the later of (a) the consummation of either a stockholder vote on the proposal to authorize our Board to effect a reverse stock split or increase the authorized shares of our common stock; and (b) six months after the date of issuance, and will expire on February 15, 2027.

We received net proceeds of approximately $4,205,000 from the offering, after deducting the estimated offering expenses payable by us, including the fees payable to Wainwright.

We issued the February Warrants and the Wainwright February Warrants pursuant to the exemption from the registration requirements of the Securities Act, available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated thereunder due to the fact the issuance did not involve a public offering of securities.

Private Placement

On July 27, 2022, we consummated a private placement pursuant to the terms and conditions of the Securities Purchase Agreement, dated July 25, 2022, by and among us and certain purchasers named on the signature pages thereto. At the closing of the Private Placement, we issued (i) 700,000 shares of common stock, (ii) pre-funded warrants to purchase an aggregate of 3,300,000 shares of common stock, (iii) Series A Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock and (iv) Series B Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock. The purchase price of each Share and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $5.00 and the purchase price of each Pre-Funded Warrant and associated and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $4.9999. The aggregate gross proceeds to us from the Private Placement were approximately $20 million, before deducting placement agent fees and other offering expenses. Wainwright acted as the exclusive placement agent for the Private Placement.

The Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock, are exercisable on or after July 27, 2022, and are exercisable until the Pre-Funded Warrants are exercised in full. The Series A Preferred Investment Options are exercisable at any time on or after July 27, 2022 at an exercise price of $5.00 per share of common stock, subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the Series A Preferred Investment Options), and terminate on the third anniversary of such date. If, at any time at the time of exercise of the Series A Preferred Investment Options, there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the shares issuable pursuant to the exercise of Series A Preferred Investment Options, the Series A Preferred Investment Options may be exercised, in whole or in part, by means of a cashless exercise, in which the holder is entitled to receive a number of shares of common stock to be determined by a formula contained in the Preferred Investment Options. No fractional shares or scrip representing fractional shares may be issued upon the exercise of the Preferred Investment Options.

The Series B Preferred Investment Options are exercisable at any time on or after July 27, 2022 at an exercise price of $5.00 per share of common stock (the “Series B Preferred Investment Option Shares” and together with the Prefunded Warrant Shares and the Series A Preferred Option Shares, the “Warrant Shares”), subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the Series B Preferred Investment Options), and terminate on the second anniversary of such date. Other than the exercise period, the terms of the Series B Preferred Investment Options are identical to the terms of the Series A Preferred Investment Options.

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Purchasers, dated July 25, 2022 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement) with the SEC no later than the 10th calendar day following the date of the Registration Rights Agreement, or August 4, 2022, and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 45th calendar day following the date of the Registration Rights Agreement, or in the event of a “full review” by the SEC, the 75th day following the date of the Registration Rights Agreement.

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

Subject to certain exceptions, neither we nor any of our security holders (other than the Purchasers in such capacity pursuant thereto) may include our securities in any registration statement other than the Shares and the Warrant Shares. We may not file any other registration statements until all Shares and Warrant Shares are registered pursuant to a registration statement that is declared effective by the SEC, provided that we may file amendments to registration statements filed prior to the date of the Registration Rights Agreement so long as no new securities are registered on any such existing registration statements.

Wainwright served as the exclusive placement agent for the issuance and sale of the securities pursuant to the Purchase Agreement and is entitled to preferred investment options to purchase up to 240,000 shares of common stock. The Placement Agent Preferred Investment Options are in substantially the same form as the Series A Preferred Investment Options, except that the exercise price is $6.25 per share.

We issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act, available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated thereunder due to the fact the issuance did not involve a public offering of securities.

November 2022 Private Placement

On November 17, 2022, we consummated a private placement pursuant to the terms and conditions of the Securities Purchase Agreement, dated November 15, 2022, by and among us and certain purchasers named on the signature pages thereto. At the closing of the November 2022 Private Placement, we issued (i) 982,466 shares of common stock, (ii) pre-funded warrants to purchase an aggregate of 1,637,445 shares of common stock and (iii) Series C Preferred Investment Options to purchase 10,619,911 shares of common stock.

The purchase price of each November 2022 Share and associated Series C Preferred Investment was $2.862692 and the purchase price of each Pre-Funded Warrant and associated Series C Preferred Investment Option was $2.862592. The aggregate gross proceeds to us from the November 2022 Private Placement were approximately $7,500,000, before deducting placement agent fees and other offering expenses. In connection with the offering, the investors in the private placement agreed to cancel preferred investment options to purchase up to an aggregate of 8,000,000 shares of our common stock which were previously issued to the investors in July 2022.

The November 2022 Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock, and are exercisable on or after the date of issuance until all of the November 2022 Pre-Funded Warrants are exercised in full. The Series C Preferred Investment Options are exercisable at any time on or after November 17, 2022 at an exercise price of $2.356 per share of common stock, subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the Series C Preferred Investment Options), and terminate on the third anniversary of such date. If, at any time at the time of exercise of the Series C Preferred Investment Options, there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the shares issuable pursuant to the exercise of Series C Preferred Investment Options, the Series C Preferred Investment Options may be exercised, in whole or in part, by means of a cashless exercise, in which the holder is entitled to receive a number of shares of common stock to be determined by a formula contained in the Preferred Investment Options. No fractional shares or scrip representing fractional shares may be issued upon the exercise of the Preferred Investment Options.

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Purchasers, dated November 15, 2022 (the “November 2022 Registration Rights Agreement”). The November 2022 Registration Rights Agreement provides that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the November 2022 Registration Rights Agreement) with the SEC no later than the 10th calendar day following the date of the November 2022 Registration Rights Agreement, or November 25, 2022, and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 45th calendar day following the date of the November 2022 Registration Rights Agreement, or in the event of a “full review” by the SEC, the 75th day following the date of the November 2022 Registration Rights Agreement.

Upon the occurrence of any Event (as defined in the November 2022 Registration Rights Agreement), which, among others, prohibits the November 2022 Purchasers from reselling the securities for more than ten (10) consecutive calendar days or more than an aggregate of fifteen (15) calendar days during any 12-month period, we are obligated to pay to each Purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such November 2022 Purchaser pursuant to the November 2022 Purchase Agreement.

Subject to certain exceptions, neither we nor any of our security holders (other than the November 2022 Purchasers in such capacity pursuant thereto) may include our securities in any registration statement other than the November 2022 Shares and the November 2022 Warrant Shares. We may not file any other registration statements until all November 2022 Shares and November 2022 Warrant Shares are registered pursuant to a registration statement that is declared effective by the SEC, provided that we may file amendments to registration statements filed prior to the date of the Registration Rights Agreement so long as no new securities are registered on any such existing registration statements.

Wainwright served as the exclusive placement agent for the issuance and sale of the securities pursuant to the November 2022 Purchase Agreement and is entitled to preferred investment options to purchase up to 157,195 shares of common stock. The November 2022 Placement Agent Preferred Investment Options are in substantially the same form as the Series C Preferred Investment Options, except that the exercise price is approximately $3.578365 per share.

In addition, upon any exercise for cash of any preferred investment options issued to investors in the offering, we shall pay Wainwright, within five (5) business days of our receipt of the exercise price, a cash fee of seven (7.0%) percent of the aggregate gross exercise price paid in cash with respect thereto and a management fee of 0.5% of the aggregate gross exercise priced paid in cash with respect thereto.

We issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act, available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated thereunder due to the fact the issuance did not involve a public offering of securities.

Equity Plan Information

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2016 Equity Incentive Plan:
Equity compensation plans approved by security holders	0	$0	100,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	$0	100,000

2018 Equity Incentive Plan:
Equity compensation plans approved by security holders	1,271	$6,084	22,667
Equity compensation plans not approved by security holders	0	$0	0
Total	1,271	6,084	22,667

2022 Equity Incentive Plan: (1)
Equity compensation plans approved by security holders	1,350,000	$1.79	0
Equity compensation plans not approved by security holders	0	0	0
Total	1,350,000	$1.79	0

Total	1,351,271	$5.39	122,667

(1)
The 2022 Plan contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31 st
of the prior calendar year.

Item 6. [Reserved]

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

Our business is based on development of innovative and state-of-the-art products, primarily in tools and hardware category, with particular focus on building and construction industry with the ultimate goal of making life easier and more productive for the contractors and workers alike.

Our three major categories contain a total of 19 product lines, consisting of (i) Soft Goods, which includes kneepads, tool bags, pouches and tool belts, (ii) Metal Goods, which consists of sawhorses, tool stands and (iii) Utility Products, which includes utility knives, aviation snips, shears, lasers and levels, tape measures and chalk reels, striking tools, garden and landscaping tools and pliers and clamps. We also have several additional categories and product lines in various stages of development.

We are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

As discussed below, while we have faced the impacts of COVID-19 and inflation, we have been able to obtain significant revenue growth between fiscal 2021 and 2022 of 35.6%. Notwithstanding, we have incurred substantial operating losses since our inception and anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can commercialize our technology currently in development. In their audit report included in this Annual Report on Form 10-K, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. To fund our operations and grow our business, we will require to fund our capital requirements through the sale of debt or equity securities or other arrangements to fund operations. There can be no assurances that will be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. See “
Liquidity and Capital Resources; Going Concern
” below and Part I Item 1A. Risk Factors “
Going Concern
” and “
We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required.”

Business Developments

The following highlights recent material developments in our business:

●
In first quarter of 2022, we announced that our online sales through Amazon increased by 41% to approximately $3.4 million for the quarter ended March 31, 2022, compared to approximately $2.4 million for the first quarter of 2021.

●
In second quarter of 2022, we announced that our online sales through Amazon.com were $3.6 million. This represents a 17% increase from the same quarter in 2021. Sales for the first half of 2022 increased by 28% to approximately $7 million compared to $5.4 million for the first half of 2021.

●	In July 2022, we announced that we entered into an agreement with Ace Hardware USA and International to sell 35 ToughBuilt products.

●	In August 2022, we announced that we started to sell 93 ToughBuilt products on Amazon.It (Italy) and Amazon.de (Germany).

●	In August 2022, we announced our entry into a supply agreement with Elecktro3 S.C.C.L and NCC Hardware Purchasing and Services Centers, SL, increasing our presence in Spain’s hardware marketplace.

●
In August 2022, we announced the launch of our all-new Reload Utility Knife, a groundbreaking new cutting tool made available for purchase through a leading US home improvement retailer and across their global strategic network of ToughBuilt’s partners and buying groups, servicing over 15,500 storefronts around the world.

●	In September 2022, we announced our entry into the global measuring and marking market segment category with a feature-rich family of tape measures and chalk reels.

●
In September 2022, we announced that we entered into an agreement with two major wholesale tool distributors in Switzerland, marking an expansion of European distribution that includes more than 250 retailers, nationwide.

●
In September 2022, we announced our launch of 21 new SKUs into the global handsaws segment, beginning with a line of seven cutting tools featuring ToughBuilt’s QuickSet™ Double-Edge Pull Saw, the first ever safe-folding pull saw. The new line will be available Q4 2022 and beyond for purchase through a leading US home improvement retailer and across global strategic network of partners and buying groups, servicing over 15,500 storefronts around the world.

●
In September 2022, we announced major expansions to its network of storefronts in Great Britain, confirming broad new and expanding agreements with Huws Gray, Selco Builders Warehouse, MKM, City Electrical Factors, and Carpet & Flooring.

●	In October 2022, we announced the launch of an all-new line of striking tools, including an innovative series of ShockStop™ hammers, marking their entry into the global tool-hammer market.

●	In October 2022, we announced that we entered into four major retailers in Germany, which accounted for a 35% share of the global hand tools market in 2019.

●
In October 2022, we announced that our online sales for Q3 2022 through Amazon.com were $3.9 million. This represents a 38% rise from the same quarter in 2021. Sales for the 9-month period ending on September 30, 2022, increased by 32% to approximately $10.9 million, compared to $8.3 million for the same period in 2021.

●
In October 2022, we announced the launch of our all-new 500 ft. Rotary Laser Level Kit. The level comes with an intuitive, first-of-its-kind, 3-piece stacking guide rod that allows for a rolling laser receiver to provide bracket-free attachment and a one-handed interface for fast operation. It emits a laser that displays a consistent, accurate signature that is detectable up to 500-feet of distance from its projection point. The kit also includes an innovative tripod with a rapid-use bullseye level and telescoping legs to promote accurate placement on uneven terrain.

●
In October 2022, we announced that we reached a comprehensive distribution agreement with Sodimac, the largest home improvement and construction supplier in South America; beginning with Peru and Colombia with 15 ToughBuilt SKUs.

●
In October 2022, we announced that we expanded our distribution of 84 ToughBuilt branded products to be sold in all Sears’ Mexico locations, totaling 96 storefronts nationwide. Sears continues to be a leading supplier to its core consumers in the hardware and home improvement trades in Latin America, and its comprehensive store count and geographical presence across Mexico offer ToughBuilt an opportunity to offer a wide product range to professional end users in the country.

33

●
In November 2022, we announced that we entered into a distribution agreement with Lamed LLP – one of the largest suppliers of equipment, tools and building materials in Kazakhstan. Lamed begins this agreement with 76 ToughBuilt SKUs and will stock the entire ToughBuilt product range.

●
In December 2022, we announced that we are strengthening our relationship with European and UK retailers Wickes, Toolstation UK & Toolstation France. After a successful launch of ToughBuilt products, Wickes, which has 230 locations across the United Kingdom, will be increasing the number of ToughBuilt SKUs available to its customer base, from 15 to 48 SKUs beginning January 2023. Additionally, Toolstation UK, with over 550 stores nationwide, following consistent and impressive sales, Toolstation UK has increased its ToughBuilt SKUs to 35 total SKUs and has committed to several national promotions, contributing to a significant uplift in sales conversions. Toolstation France has also more than doubled its original offering of the ToughBuilt range to from 25 to 65 SKUs in total.

●	In December 2022, we announced the launch of our new line of Long Handle Garden and Landscaping Tools. Beginning with 11 out of about 150 SKUs, the new line includes many innovative improvements.

●	In January 2023, our global Amazon sales for 2022 through Amazon.com were approximately $15.9 million. This represents an approximate 34% increase from $11.9 million in Amazon sales in 2021.

●
In January 2023, we launched more than 40 new SKUs into the Handheld Screwdrivers segment, including ratcheting bit drivers, insulated screwdrivers, precision, slotted, Phillips, Torx, and cabinet screwdrivers and demolition drivers.

●
In January 2023, we expanded our distribution agreement with Sodimac, the largest home improvement and construction supplier in South America. In this extended agreement, stores in Chile, Peru, Argentina, Colombia, Brazil, and Uruguay will initially begin with 15 SKUs in-store and brings 23 SKUs to Sodimac’s online marketplace.

●	In January 2023, we launched more than 20 new SKUs into the Handheld Wrenches segment, including adjustable wrenches, construction wrenches and pipe wrenches.

●
In February 2023, we launched our new line of pliers and clamps. The new line, comprised of more than 40 SKUs, will be made available for purchase through leading US home improvement retailers and across ToughBuilt’s growing strategic networks of North American and global trade partners and buying groups, servicing over 18,900 storefronts and online portals worldwide.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Seasonality

Our company’s revenues are not seasonal. However, we usually experience a spike in sales when we introduce new products.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. We are currently monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread. All of our Chinese facilities were temporarily closed for a period of time but have been reopened. Depending on the progression of the outbreak, including new variants and subvariants of the coronavirus, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus, including variants and subvariants thereof, continues to progress, it could have a material negative impact on our results of operations and cash flow, in addition to the impact on its employees.

The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including:

●	new information which may emerge concerning the severity of the disease;

●	the duration and spread of the outbreak;

●	effectiveness of vaccination and booster vaccination campaigns;

●	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;

●	regulatory actions taken in response to the pandemic;

●	other business disruptions that affect our workforce;

●	the impact on capital and financial markets; and

●	actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

In addition, the current outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future.

Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected.
To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “
Risk Factors
” section of Part I Item 1A.

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for the parts of our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of product as they may substitute lower cost materials to maintain pricing levels. Rapid and significant changes in commodity prices may negatively affect our profit margins we are unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives. To offset increased prices charged by our manufacturers and increased shipping rates, we increased the prices of our products in 2022.

Supply Chain

We acquire a majority of our products from manufacturers and distributors located in China, India and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of other qualified suppliers. We increased our inventory from $38,432,012 at December 31, 2021 to $40,365,286 at December 31, 2022. Due to our inventory levels in 2022, the supply chain disruptions in 2022 have not had a material adverse effect on our operations and we do not currently anticipate that any continue supply chain disruptions will have a material adverse effect on our operations for fiscal year 2023. See Part I Item 1A. Risk Factors “
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.
”

Results of Operations

The Fiscal Year Ended December 31, 2022 compared to the Fiscal Year Ended December 31, 2021

Revenues

Revenues, net of allowances, for the years ended December 31, 2022 and 2021 were $95,253,767 and $70,026,324, respectively, consisted of metal goods, soft goods and electronic goods sold to customers. Revenues increased in 2022 over 2021 by $25,227,443, or 36%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing customers and new customers, and introduction and sale of new soft goods products and electronic goods to our customers. Amazon was a major factor of the increase.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2022 and 2021 was $70,042,504 and $50,912,513, respectively. Cost of goods sold increased in 2022 over 2021 by $19,129,991, or 37.6% primarily due to the increase in the cost of steel and plastics polyester needed to manufacture metal goods and soft goods, an increase in labor cost in China, high inflation rates, as well as increased prices in tariffs and shipping rates. Cost of goods sold as a percentage of revenues in 2022 was 73.5%, as compared to cost of goods sold as a percentage of revenues in 2021 of 72.7%

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, litigation expense, and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the years ended December 31, 2022 and 2021 were $66,189,907 and $51,434,180, respectively. SG&A Expenses increased in 2022 over 2021 by $14,755,727, or 28.7%, primarily due to hiring additional employees and engaging additional independent contractors and consultants (e.g., industrial designers, sales, operations and accounting staff, and a human resource team) to grow the Company, of which increased the total number of employees, independent contractors and consultants to 259 as of December 31, 2022. SG&A Expenses in 2022 as a percentage of revenues was 69.5%, as compared 73.4% in 2021. We expect our SG&A Expenses will continue to increase as we plan to bring professional management team and staff on board, expend cash to raise capital for new products development, and acquire a new warehouse/storage facility to expand its operations and maintain finished products inventory on hand.

Research and Development

Research and development costs (the “R&D”) for the years ended December 31, 2022 and 2021 were $11,296,948 and $6,980,453, respectively. R&D costs increased in 2022 over 2021 by $4,316,495 or 61.8% primarily due to the costs incurred in developing new tools, a ruggedized mobile device, software applications to run on the mobile device related to construction industry, and stock-based compensation expense and bonuses to the R&D management team. Since we suspended our ruggedized mobile device segment, we expect R&D costs in relation to that segment to decrease until we decide to continue the development of our ruggedized mobile device segment. We expect other R&D costs, however, to continue to increase as we embark on developing new tools for the construction industry.

Other income (expense)

Other expense for the year ended December 31, 2022 consisted of warrant and preferred investment option issuance costs in the amount of $1,868,766, interest expense of $1,914,120 and change in fair value of warrant and preferred investment option liabilities in the amount of $16,763,205. Other expense for the year ended December 31, 2021 consisted of warrant issuance costs in the amount of $588,221, interest expense of $297,931 and change in fair value of warrant and preferred investment option liabilities in the amount of $2,661,076.

Net loss

Due to factors set forth above, we recognized a net loss of $39,295,273 and $37,525,898 for the years ended December 31, 2022 and 2021, respectively. The large net loss is mainly attributable to building our team to meet the demand for current product lines and new product lines in design, as well as a high increase in cost of goods sold prices, as noted above.

Liquidity and Capital Resources; Going Concern

At December 31, 2022, we had $2,564,237 cash on hand and $16,810,659 in accounts receivable, net and $32,682,186 in accounts payable and accrued expenses. Although our sales increased by 36% during the year ended December 31, 2022, compared to the same period in 2021, we are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve and our products gain wider market recognition and acceptance resulting in increased product sales.

We have incurred substantial operating losses since our inception. As reflected in the consolidated financial statements included in this Annual Report on Form 10-K, we had an accumulated deficit of approximately $145 million at December 31, 2022, a net loss of approximately $39.3 million, and approximately $37.5 million of net cash used in operating activities for the year ended December 31, 2022. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that it will be able to effectively market its products and technology currently in development. As such it is likely that additional financing will be needed by us to fund our operations and to develop and commercialize our technology. These factors raise substantial doubt about our ability to continue as a going concern. We do not currently have sufficient capital to fund our operations for the next 12 months. For the 12 months from issuance of this Annual Report on Form 10-K and the subsequent 12 months, we intend to fund our capital requirements through the sale of debt or equity securities or other arrangements to fund operations. However, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, management believes that there is substantial doubt in our ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

We have conducted the following public and private offerings since the beginning of the 2022 fiscal year. The net proceeds of each offering were for working capital purposes:

Registered Direct Offering on Form S-3 (February 2022)

On February 15, 2022, we entered into a Securities Purchase Agreement dated as of February 15, 2022, as amended by the Letter Agreement dated as of February 18, 2022, with institutional investors named therein, pursuant to which we issued, in a registered direct offering through a prospectus supplement to the registration statement on Form S-3 (File No. 333-252630), which was initially filed on February 2, 2021 and declared effective by the SEC on February 8, 2021, an aggregate of $5,000,000 of preferred stock (split evenly among the Series F Convertible Preferred Stock, par value $0.0001 per share, and Series G Convertible Preferred Stock, par value $0.0001 per share).
The shares of Preferred Stock have a stated value of $1,000 per share and are convertible, following the date of the issuance thereof, into an aggregate of 12,500,000 shares of our common stock upon the conversion of Series F and into an aggregate of 12,500,000 shares of our common stock upon the conversion of Series G, at a conversion price of $0.20 per share each. The Preferred Stock and the underlying shares of common stock were offered pursuant to the Form S-3. In a concurrent private placement, we also issued to such investors unregistered warrants to purchase up to an aggregate of 18,750,000 shares of our common stock, at an exercise price of $0.251 per share. The February Warrants will be exercisable on the date that is the later of (i) the consummation of either a stockholder vote on the proposal to authorize the Board to effect the reverse stock split or increase the authorized shares of our common stock; and (ii) six months after the date of issuance, and will have a term of 5 years from the initial exercise date.

The February Purchase Agreement contained customary representations and warranties and agreements of the Company and the institutional investors named therein and customary indemnification rights and obligations of the parties. The offering closed on February 15, 2022.

As compensation to
Wainwright, as the exclusive placement agent in connection with the offering, we paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised in the February Direct Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. We also issued to designees of Wainwright warrants to purchase up to 1,500,000 shares of common stock. The warrants are exercisable for $0.25 per share and become exercisable on the date that is the later of (i) the consummation of either a stockholder vote on the proposal to authorize the Board to effect a reverse stock split or increase the authorized shares of our common stock; and (ii) six months after the date of issuance, and will expire on February 15,
2027.

We received net proceeds of approximately $4,
205,000 from the offering, after deducting the estimated offering expenses payable by us, including the fees payable to Wainwright. We intend to use has used and will continue to use the net proceeds from the February Direct Offering for working capital purposes.

We issued the February Warrants and warrants to Wainwright pursuant to the exemption from the registration requirements of the Securities Act, available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated thereunder.

Public Offering

On June 22, 2022, we completed a public offering of (i) 772,157 units, each Unit consisting of one share of our common stock, par value $0.0001 per share and one warrant to purchase one share of our common stock at a price of $1.90 per Unit; and (ii) 2,385,738 prefunded units, each Prefunded Unit consisting of one prefunded warrant to purchase one share of our common stock and one warrant, at a price of $1.8999 per Prefunded Unit. Subject to certain ownership limitations described in the Warrants, the Warrants have an exercise price of $1.90 per share of our common stock, are exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Warrants. In connection with the Offering, we issued Warrants to purchase an aggregate of 3,157,895 shares of Common Stock.

Subject to certain ownership limitations described in the Prefunded Warrants, the Prefunded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of our common stock any time until all of the Prefunded Warrants are exercised in full.

As compensation to Wainwright, as the exclusive placement agent in connection with the Offering, we paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised in the Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the Offering and reimbursement of certain expenses and legal fees. We also issued to designees of Wainwright warrants to purchase up to 189,474 shares of our common stock. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to $2.375 per share, and expire on the fifth anniversary from the date of the commencement of sales in the Offering.

In connection with the Offering, we entered into a Securities Purchase Agreement with certain institutional investors on June 17, 2022.

The shares of our common stock and Warrants underlying the Units, the Warrants and Prefunded Warrants underlying the Prefunded Units and the Placement Agent Warrants described above and the underlying shares of our common stock were offered pursuant to the Registration Statement on Form S-1 (File No. 333-264930), as amended, which was declared effective by the SEC on June 17, 2022.

We received net proceeds of approximately $5.1 million from the Offering, after deducting the estimated Offering expenses payable by us, including the Placement Agent fees. We intend to use the net proceeds from the Offering for general corporate purposes, including working capital, and the repurchase of certain existing warrants.

Private Placement

On July 27, 2022, we consummated a private placement pursuant to the terms and conditions of the Securities Purchase Agreement, dated July 25, 2022, by and among us and certain purchasers named on the signature pages thereto. At the closing of the Private Placement, we issued (i) 700,000 shares of common stock, (ii) pre-funded warrants to purchase an aggregate of 3,300,000 shares of common stock, (iii) Series A Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock and (iv) Series B Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock. The purchase price of each Share and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $5.00 and the purchase price of each Pre-Funded Warrant and associated and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $4.9999. The aggregate gross proceeds to us from the Private Placement were approximately $20 million, before deducting placement agent fees and other offering expenses. Wainwright acted as the exclusive placement agent for the Private Placement.

The Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock, are exercisable on or after July 27, 2022, and are exercisable until the Pre-Funded Warrants are exercised in full. The Series A Preferred Investment Options are exercisable at any time on or after July 27, 2022 at an exercise price of $5.00 per share of common stock, subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the Series A Preferred Investment Options), and terminate on the third anniversary of such date. If, at any time at the time of exercise of the Series A Preferred Investment Options, there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the shares issuable pursuant to the exercise of Series A Preferred Investment Options, the Series A Preferred Investment Options may be exercised, in whole or in part, by means of a cashless exercise, in which the holder is entitled to receive a number of shares of common stock to be determined by a formula contained in the Preferred Investment Options. No fractional shares or scrip representing fractional shares may be issued upon the exercise of the Preferred Investment Options.

The Series B Preferred Investment Options are exercisable at any time on or after July 27, 2022 at an exercise price of $5.00 per share of common stock (the “Series B Preferred Investment Option Shares” and together with the Prefunded Warrant Shares and the Series A Preferred Option Shares, the “Warrant Shares”), subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the Series B Preferred Investment Options), and terminate on the second anniversary of such date. Other than the exercise period, the terms of the Series B Preferred Investment Options are identical to the terms of the Series A Preferred Investment Options.

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Purchasers, dated July 25, 2022 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement) with the SEC no later than the 10th calendar day following the date of the Registration Rights Agreement, or August 4, 2022, and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 45th calendar day following the date of the Registration Rights Agreement, or in the event of a “full review” by the SEC, the 75th day following the date of the Registration Rights Agreement.

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

Subject to certain exceptions, neither we nor any of its security holders (other than the Purchasers in such capacity pursuant thereto) may include our securities in any registration statement other than the Shares and the Warrant Shares. We may not file any other registration statements until all Shares and Warrant Shares are registered pursuant to a registration statement that is declared effective by the SEC, provided that we may file amendments to registration statements filed prior to the date of the Registration Rights Agreement so long as no new securities are registered on any such existing registration statements.

Wainwright served as the exclusive placement agent for the issuance and sale of the securities pursuant to the Purchase Agreement and is entitled to preferred investment options to purchase up to 240,000 shares of common stock. The Placement Agent Preferred Investment Options are in substantially the same form as the Series A Preferred Investment Options, except that the exercise price is $6.25 per share.

November 2022 Private Placement

On November 17, 2022, we consummated a private placement pursuant to the terms and conditions of the Securities Purchase Agreement, dated November 15, 2022, by and among us and certain purchasers named on the signature pages thereto. At the closing of the November 2022 Private Placement, we issued (i) 982,466 shares of common stock, (ii) pre-funded warrants to purchase an aggregate of 1,637,445 shares of common stock and (iii) Series C Preferred Investment Options to purchase 10,619,911 shares of common stock.

The purchase price of each November 2022 Share and associated Series C Preferred Investment was $2.862692 and the purchase price of each Pre-Funded Warrant and associated Series C Preferred Investment Option was $2.862592. The aggregate gross proceeds to us from the November 2022 Private Placement were approximately $7,500,000, before deducting placement agent fees and other offering expenses. In connection with the offering, the investors in the private placement agreed to cancel preferred investment options to purchase up to an aggregate of 8,000,000 shares of our common stock which were previously issued to the investors in July 2022.

The November 2022 Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock, and are exercisable on or after the date of issuance until all of the November 2022 Pre-Funded Warrants are exercised in full. The Series C Preferred Investment Options are exercisable at any time on or after November 17, 2022 at an exercise price of $2.356 per share of common stock, subject to certain adjustments, including with respect to stock dividends, splits, subsequent rights offerings, pro rata distributions and a Fundamental Transaction (as defined in the Series C Preferred Investment Options), and terminate on the third anniversary of such date. If, at any time at the time of exercise of the Series C Preferred Investment Options, there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the shares issuable pursuant to the exercise of Series C Preferred Investment Options, the Series C Preferred Investment Options may be exercised, in whole or in part, by means of a cashless exercise, in which the holder is entitled to receive a number of shares of common stock to be determined by a formula contained in the Preferred Investment Options. No fractional shares or scrip representing fractional shares may be issued upon the exercise of the Preferred Investment Options.

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Purchasers, dated November 15, 2022 (the “November 2022 Registration Rights Agreement”). The November 2022 Registration Rights Agreement provides that we shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the November 2022 Registration Rights Agreement) with the SEC no later than the 10th calendar day following the date of the November 2022 Registration Rights Agreement, or November 25, 2022, and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 45th calendar day following the date of the November 2022 Registration Rights Agreement, or in the event of a “full review” by the SEC, the 75th day following the date of the November 2022 Registration Rights Agreement.

Upon the occurrence of any Event (as defined in the November 2022 Registration Rights Agreement), which, among others, prohibits the November 2022 Purchasers from reselling the securities for more than ten (10) consecutive calendar days or more than an aggregate of fifteen (15) calendar days during any 12-month period, we are obligated to pay to each Purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such November 2022 Purchaser pursuant to the November 2022 Purchase Agreement.

Subject to certain exceptions, neither us nor any of our security holders (other than the November 2022 Purchasers in such capacity pursuant thereto) may include our securities in any registration statement other than the November 2022 Shares and the November 2022 Warrant Shares. We may not file any other registration statements until all November 2022 Shares and November 2022 Warrant Shares are registered pursuant to a registration statement that is declared effective by the SEC, provided that we may file amendments to registration statements filed prior to the date of the Registration Rights Agreement so long as no new securities are registered on any such existing registration statements.

Wainwright served as the exclusive placement agent for the issuance and sale of the securities pursuant to the November 2022 Purchase Agreement and is entitled to preferred investment options to purchase up to 157,195 shares of common stock. The November 2022 Placement Agent Preferred Investment Options are in substantially the same form as the Series C Preferred Investment Options, except that the exercise price is approximately $3.578365 per share.

In addition, upon any exercise for cash of any preferred investment options issued to investors in the offering, we shall pay Wainwright, within five (5) business days of our receipt of the exercise price, a cash fee of seven (7.0%) percent of the aggregate gross exercise price paid in cash with respect thereto and a management fee of 0.5% of the aggregate gross exercise priced paid in cash with respect thereto.

Cash Flows

Net cash flows used in operating activities for the year ended December 31, 2022 was $37,291,817, attributable to a net loss of $39,295,273, offset by depreciation expense of $4,162,153, bad debt expense of $2,918,869, change in fair value of warrant liabilities of $16,763,205, $1,868,766 of warrant issuance costs, stock-based compensation expense of $758,152, net increase in operating assets of $4,214,714 and a net increase in liabilities of $12,543,670. Net cash flows used in operating activities for the year ended December 31, 2021 was $66,184,477, attributable to a net loss of $37,525,898, offset by depreciation expense of $1,839,069, stock-based compensation expense of $245,548, amortization of capitalized contract costs of $640,059, change in fair value of warrant liabilities of $2,661,076 common stock issued for services of $189,000 and net increase in operating assets of $37,888,850, and net decrease in liabilities of $7,889,450. We offered cash discounts to its customers and factors to accelerate payments of accounts receivable. In addition, we negotiated extended payment terms with its suppliers, vendors and related parties to conserve its cash.

Net cash used by investing activities for the year ended December 31, 2022 was $5,049,768 for the purchase of property and equipment and the proceeds from the sale of property and equipment. There was net cash used by investing activities for the year ended December 31, 2021 of $11,300,828, attributable to cash paid for purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2022 was $37,433,598, primarily attributable to the net cash proceeds of $32,981,948 and $5,978,067 from the sales of common stock and warrants, and the exercise of warrants, respectively. Net cash provided by financing activities for the year ended December 31, 2021 was $82,762,679 primarily attributable to net cash proceeds from the sales of common stock and warrants, offset by repayments of the factor loan payable

We recorded a net decrease in cash of $4,907,987 for the year ended December 31, 2022.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2022 and as for the 12 months thereafter:

Contractual Obligations	As of December 31, 2022	For the fiscal year ended December 31, 2023
Operating lease obligations	$4,437,010	$959,630

Total Contractual Obligations	$4,437,010	$959,630

We intend to fund our contractual obligations with working capital.

Significant Accounting Policies

See the footnotes to our audited financial statements for the year ended December 31, 2022, included with this annual report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TOUGHBUILT INDUSTRIES
,
INC
.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
ToughBuilt Industries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ToughBuilt Industries, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases due the adoption of Financial Accounting Standards Board Accounting Standards ASC 2016-02,
Leases (Topic 842)
, effective January 1, 2022, using the modified retrospective approach.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Costa Mesa, California
March
3
1
, 2023

TOUGHBUILT INDUSTRIES, INC.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

Assets
Current Assets
Cash	$2,564,237	$7,472,224
Accounts receivable, net	16,810,659	18,179,933
Inventory	40,365,286	38,432,012
Prepaid and other current assets	369,792	786,036
Total Current Assets	60,109,974	64,870,205
Other Assets
Property and equipment, net	17,500,383	13,341,629
Right of use asset	4,415,859	-
Other assets	1,890,780	742,691
Total Assets	$83,916,996	$78,954,525
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$29,671,272	$14,440,506
Accrued expenses	3,010,914	1,815,567
Short term lease liability	959,630	-
Short term loan payable	973,583	-
Warrant and preferred investment option liabilities	16,116,273	4,801,929
Total Current Liabilities	50,731,672	21,058,002
Long term lease liability	3,477,380
Total Liabilities	54,209,052	21,058,002

Shareholders’ Equity
Series C Preferred Stock, $0.0001 par value, 4,268 authorized, 0 issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, issued, and outstanding at December 31, 2022 and December 31, 2021	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 9 and 0 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Series F Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at December 31, 2022, 0 authorized, issued and outstanding at December 31, 2021	-	-
Series G Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at December 31, 2022, 0 authorized, issued and outstanding at December 31, 2021	-	-

Common stock, $0.0001 par value, 200,000,000 shares authorized, 14,078,997 and 861,997 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,408	86
Additional paid-in capital	174,659,589	156,184,327
Accumulated deficit	(144,953,053)	(98,287,890)
Total Shareholders’ Equity	29,707,944	57,896,523
Total Liabilities and Shareholders’ Equity	$83,916,996	$78,954,525

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

Consolidated Statements of Operations

	For The Years Ended December 31,
	2022	2021
Revenues, net of allowances
Metal goods	$51,160,571	$26,835,410
Soft goods	38,301,113	40,030,219
Electronic goods	5,792,083	3,160,695
Total revenues, net of allowances	95,253,767	70,026,324

Cost of Goods Sold
Metal goods	40,434,106	22,606,173
Soft goods	24,413,884	27,302,847
Electronic goods	5,194,514	1,003,493
Total cost of goods sold	70,042,504	50,912,513

Gross profit	25,211,263	19,113,811

Operating expenses:
Selling, general and administrative expenses	66,189,907	51,434,180
Research and development	11,296,948	6,980,453
Total operating expenses	77,486,855	58,414,633

Loss from operations	(52,275,592)	(39,300,822)

Other income (expense)
Interest expense	(1,914,120)	(297,931)
Change in fair value of warrant liabilities	16,763,205	2,661,076
Warrant issuance cost	(1,868,766)	(588,221)
Total other income (expense)	12,980,319	1,774,924

Net loss	$(39,295,273)	$(37,525,898)

Common stock deemed dividend	(7,467,200)	-
Net loss attributable to common stockholders	$(46,762,473)	$(37,525,898)

Basic and diluted net loss per share attributed to common stockholders	$(7.09)	$(56.08)
Weighted Average Number of Shares Outstanding - Basic and Diluted	6,591,356	669,125

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	-	$-	-	$-	-	-	-	-	-	-	292,792	$29	$80,108,016	$(60,761,992)	$19,346,053
Issuance of common stock upon conversion of warrants	-	-	-	-	-	-	-	-	-	-	36,084	4	5,412,536	-	5,412,540
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	1,000	-	189,000	-	189,000
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-	-	-	-	-	-	532,121	53	70,229,227	-	70,229,280
Issuance of Series E Preferred Stock in connection with Exchange transaction	-	-	-	-	9	-	-	-	-	-	-	-	-	-	-
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	245,548	-	245,548
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		(37,525,898)	(37,525,898)
Balance - December 31, 2021	-	$-	-	$-	9	-	-	-	-	-	861,997	86	156,184,327	(98,287,890)	57,896,523
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-	-	-	-	-	-	10,459,572	1,046	9,153,376	-	9,154,422
Issuance of preferred stock	-	-		-	-		2,500		2,500	-	-	-	1,833,995	-	1,833,995
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	1,603,684	160	9,229,854	-	9,230,014
Cashless warrants exercised	-	-	-	-	-	-	-	-	-	-	1,153,744	115	(115)	-	-
Repurchase of common stock warrants	-	-	-	-	-	-	-	-	-	-	-	-	(2,500,000)	-	(2,500,000)
Adoption of lease guidance	-	-	-	-	-	-	-	-	-	-	-	-	-	97,310	97,310
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	758,152	-	758,152
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(46,762,473)	(46,762,473)
Balance - December 31, 2022	-	-	-	-	9	-	2,500	-	2,500	-	14,078,997	1,408	174,659,589	(144,953,053)	29,707,944

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(39,295,273)	$(37,525,898)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	4,162,153	1,839,069
Provision for doubtful accounts	2,918,869	-
Stock-based compensation expense	758,152	245,548
Loss on sale of property and equipment	15,806	-
Amortization of capitalized contract costs	-	640,059
Amortization or right of use	713,958	-
Common stock issued for services	-	189,000
Change in fair value of warrant derivative	(16,763,205)	(2,661,076)
Loss on exchange transaction	-	-
Warrant issuance costs	1,868,766	588,221
Changes in operating assets and liabilities		-
Accounts receivable, net	(1,549,595)	(7,642,538)
Factor receivables, net	-	807,648
Inventory	(1,933,274)	(29,516,668)
Prepaid assets	416,244	(422,323)
Other assets	(1,148,089)	(614,969)
Accounts payable	11,943,821	6,672,358
Accrued expenses	1,302,897	1,217,092
Lease liability	(703,047)	-
Net cash used in operating activities	(37,291,817)	(66,184,477)

Cash flows from investing activities:
Proceeds from sale of equipment	50,000	-
Purchases of property and equipment	(5,099,768)	(11,300,828)
Net cash provided by (used in) investing activities	(5,049,768)	(11,300,828)

Cash flows from financing activities:
Proceeds from exercise of warrants	5,978,067	5,412,540
Proceeds from issuance of stock, net of costs	32,981,948	77,941,089
Repurchase of common stock warrants	(2,500,000)	-
Proceeds from loan payable	1,669,000	-
Repayments of loan payable	(695,417)	-
Repayments of factor loan payable	-	(590,950)
Repayments of Series D Preferred Stock	-	-
Net cash provided by financing activities	37,433,598	82,762,679

Net (decrease) increase in cash	(4,907,987)	5,277,374
Cash, beginning of period	7,472,224	2,194,850
Cash, end of period	$2,564,237	$7,472,224

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$3,424,416	$812,949
Initial value of lease liability	$5,140,057	$-
Initial fair value of warrants	$37,687,895	$7,463,005

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

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

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $145 million at December 31, 2022, a net loss of approximately $39.3 million, and approximately $37.3 million of net cash used in operating activities for the year ended December 31, 2022. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern

f
or the next twelve months from issuance of this Annual Report on Form 10-K. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company's ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related recognition of revenue, valuation of accounts receivable, valuation of long-lived assets, going concern assumptions, warrant valuation, inventory reserve, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not
have any cash equivalents at December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At December 31, 2022
,
an allowance for doubtful accounts of $
2,918,869
was recorded. As of December 31, 2021, no allowance for doubtful accounts was recorded.

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

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished salable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At December 31, 2022 and 2021, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “
Property, Plant, and Equipment
”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended December 31, 2022 and 2021.

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

There were no transfers in our out of Level 3 financial instruments during the years ending December 31, 2022 or 2021.

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Risk-free interest rate	4.06% - 4.32%	0.80% - 1.19%
Contractual term	1.75 – 4.75 years	4.54 – 5 years
Dividend yield	0%	0%
Expected volatility	88%-99.5%	56.27%- 88.3%

Warrant and preferred investment option liability

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

The table below provides a reconciliation of the beginning and ending balances for the warrant and preferred investment option liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2021	$-
Fair value of warrant liability at issuance	7,463,005
Change in the fair value of warrant liability	(2,661,076)
Balance, December 31, 2021	$4,801,929

Balance, January 1, 2022	$4,801,929
Fair value of warrant and preferred investment option liability at issuance	37,687,895
Fair value of warrant and preferred investment option liability upon exercise	(9,610,346)
Change in the fair value of warrant and preferred investment option liability	(16,763,205)
Balance, December 31, 2022	$16,116,273

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $4,680,366 and $9,626,374 for the years ending December 31, 2022 and 2021, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $1,459,232 and $615,439 as of December 31, 2022 and 2021, respectively, and are included in other assets on the accompanying consolidated balance sheet. Amortization is expected to commence during 2023.

Research and development

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $11,296,948 and $6,980,453 for the years ending December 31, 2022 and 2021, respectively.

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended
	December 31, 2022	December 31, 2021
Warrants and preferred investment options	11,624,579	281,832
Options and restricted stock units	1,351,271	1,354
Total anti-dilutive weighted average shares	12,975,850	283,186

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

NOTE 4: INVENTORY

Inventory consists of the following:

Description	December 31, 2022	December 31, 2021
Finished goods	$40,365,286	$38,432,012

NOTE 5: PROPERTY AND EQUIPMENT
,
NET

Property and equipment consist of the following:

	December 31, 2022	December 31, 2021
Furniture	$2,252,686	$1,066,219
Computers	1,384,542	1,038,154
Production equipment	245,713	245,713
Tooling and molds	8,737,114	6,390,962
Auto	412,509	635,542
Application development	4,258,916	2,398,919
Website design	1,399,029	814,733
Steelbox	882,000	882,000
Leasehold Improvements	5,058,790	2,862,079
Less: accumulated depreciation	(7,130,916)	(2,992,692)
Property and Equipment, net	$17,500,383	$13,341,629

Depreciation expense for the years ended December 31, 2022 and 2021, was $4,162,153 and $1,839,069, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Supplemental balance sheet information related to leases is as follows as of December 31, 2022:

Operating leases
Right-of-use assets, net	$4,415,859

Current liabilities	959,630
Non-current liabilities	3,477,380
Total operating lease liabilities	$4,437,010

Weighted Average Remaining Lease Term	4.01 years

Weighted Average Discount Rate	4%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs are as follows:

For the years ending December 31,	Building leases
2023	$959,630
2024	1,271,436
2025	1,077,415
2026	1,013,237
2027	370,172
Total lease payments	4,691,890
Less: imputed interest	(254,880)
Present value of lease liabilities	$4,437,010

The Company recorded rent expense of $1,120,081 and $650,605 for the year ended December 31, 2022 and 2021, respectively.

Employment Agreements with Officers

Michael Panosian Employment Agreement

We entered into the Employment Agreement dated as of December 29, 2022 with Michael Panosian (the “Panosian Employment Agreement”). The Panosian Employment Agreement provides that Mr. Panosian will serve as our Chief Executive Officer, President, and Chair of the Board for a term beginning on December 29, 2022 and ending on December 29, 2025 (the “Initial Term”), with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the
Panosian Employment Agreement, Mr. Panosian will be entitled to: (i) an annual base salary of $650,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $350,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 540,000 incentive stock options, pursuant to the 2022 Plan and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $1,000 monthly automobile allowance. Any incentive-based compensation or award that Mr. Panosian receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Panosian without “Cause” (as defined below) at any time with 90 days prior written notice, or Mr. Panosian resigns for “Good Reason” (as defined below), Mr. Panosian will be entitled to the following, provided that he executes a general waiver and release of claims: (i) an amount equal to 1.5 times the average of his base salary if terminated during the Initial Term, or an amount equal to 1 times the average of his then base salary; (ii) monthly payments for up to 12 months (and 18 months, if terminated during the Initial Term) of COBRA premiums for continued group health, dental and vision coverage; and (iii) the immediate vesting of all long-term incentive awards, that utilize time-based vesting.

In the event of Mr. Panosian’s termination by us with Cause or Mr. Panosian’s resignation without “Good Reason, Mr. Panosian will be only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

If, within one year following a Change of Control of the Company, Mr. Panosian’s employment is terminated involuntarily by us other than for Cause, death, or disability or by Mr. Panosian pursuant to a voluntary termination for Good Reason, and Mr. Panosian executes and does not revoke a general release of claims against us and our affiliates in a form acceptable to us, then we shall, in addition to any other earned but unpaid base salary and vacation pay due through the date of such termination, provide Mr. Panosian (i) an amount equal to two times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage.

The Panosian Employment Agreement contains restrictive covenants prohibiting Mr. Panosian from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Non-Disclosure Agreement.

Martin Galstyan Employment Agreement

We entered into the Employment Agreement dated as of December 29, 2022 with Martin Galstyan (the “Galstyan Employment Agreement”). The Galstyan Employment Agreement provides that Mr. Galstyan will serve as our Chief Financial Officer for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Galstyan Employment Agreement, Mr. Galstyan will be entitled to: (i) an annual base salary of $300,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 112,500 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $500 monthly automobile allowance. Any incentive-based compensation or award that Mr. Galstyan receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Galstyan without “Cause” (as defined below), or Mr. Galstyan resigns for “Good Reason” (as defined below), Mr. Galstyan will be entitled to the following, provided that he executes a general waiver and release of claim and does not revoke the release: (i) an amount equal to 6 months of his then base salary; (ii) monthly payments for up to 6 months of COBRA premiums for continued group health, dental and vision coverage, unless Mr. Galstyan starts receiving coverage under his subsequent employment; and (iii) continuation of his vesting schedule per the 2022 Plan, with three months for exercise of any vested option(s). If Mr. Galstyan’s employment is terminated by us following a Change of Control of the Company, Mr. Galstyan will be entitled to: (i) an amount equal to 1 times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

In the event of Mr. Galstyan’s termination with Cause or Mr. Galstyan’s resignation without Good Reason, Mr. Galstyan shall be only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

If, within one year following a Change of Control of the Company, Mr. Galstyan’s employment is terminated involuntarily by us other than for Cause, death, or disability or by Mr. Galstyan pursuant to a voluntary termination for Good Reason, and Mr. Galstyan executes and does not revoke a general release of claims against us and our affiliates in a form acceptable to us, then we shall, in addition to any other earned but unpaid base salary and vacation pay due through the date of such termination, provide Mr. Galstyan (i) an amount equal to two times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

The Galstyan Employment Agreement contains restrictive covenants prohibiting Mr. Galstyan from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Non-Disclosure Agreement.

Joshua Keeler Employment Agreement

We entered into the Employment Agreement dated as of December 29, 2022 with Joshua Keeler (the “Keeler Employment Agreement”). The Keeler Employment Agreement provides that Mr. Keeler will serve as our Chief Design Officer for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Keeler Employment Agreement, Mr. Keeler will be entitled to: (i) an annual base salary of $475,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 360,000 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $750 monthly automobile allowance. Any incentive-based compensation or award that Mr. Keeler receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Keeler without “Cause” (as defined below) with 90 days prior written notice, or Mr. Keeler resigns for “Good Reason” (as defined below), Mr. Keeler will be entitled to the following, provided that he executes a general waiver and release of claims: (i) an amount equal to 1.5 times the average of his base salary if terminated during the Initial Term, or an amount equal to 1 times the average of his then base salary; (ii) monthly payments for up to 12 months (and 18 months, if terminated during the Initial Term) of COBRA premiums for continued group health, dental and vision coverage; and (iii) the immediate vesting of all incentive awards, that utilize time-based vesting. If Mr. Keeler’s employment is terminated by us following a Change of Control of the Company, Mr. Keeler will be entitled to: (i) an amount equal to 2 times his then prevailing base salary; (i) immediate vesting of all incentive awards; and (iii) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage.

In the event of Mr. Keeler’s termination by us with Cause or Mr. Keeler’s resignation without Good Reason, Mr. Keeler shall be only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

If, within one year following a Change of Control, Mr. Keeler’s employment is terminated involuntarily by us other than for Cause, death, or disability or by Mr. Keeler pursuant to a voluntary termination for Good Reason, and Mr. Keeler executes and does not revoke a general release of claims against us and our affiliates in a form acceptable to us, then we shall, in addition to any other earned but unpaid base salary and vacation pay due through the date of such termination, provide Mr. Keeler (i) an amount equal to two times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage.

The Keeler Employment Agreement contains restrictive covenants prohibiting Mr. Keeler from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Non-Disclosure Agreement.

Zareh Khachatoorian Employment Agreement

We entered into the Employment Agreement dated as of December 29, 2022 with Zareh Khachatoorian (the “Khachatoorian Employment Agreement” and, together with the Panosian Employment Agreement, the Galstyan Employment Agreement and the Khachatoorian Employment Agreement, the “Employment Agreements”). The Khachatoorian Employment Agreement provides that Mr. Khachatoorian will serve as our Chief Operating Officer and Secretary for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Khachatoorian Employment Agreement, Mr. Khachatoorian will be entitled to: (i) an annual base salary of $300,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 112,500 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $500 monthly automobile allowance. Any incentive-based compensation or award that Mr. Khachatoorian receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Khachatoorian without Cause, or Mr. Khachatoorian resigns for Good Reason (each as defined in the Khachatoorian Employment Agreement), Mr. Khachatoorian will be entitled to the following, provided that he executes a general waiver and release of claim and does not revoke the release: (i) an amount equal to 6 months of his then base salary; (ii) monthly payments for up to 6 months of COBRA premiums for continued group health, dental and vision coverage, unless Mr. Khachatoorian starts receiving coverage under his subsequent employment; and (iii) continuation of his vesting schedule per the 2022 Plan, with three months for exercise of any vested option(s). If Mr. Khachatoorian’s employment is terminated by us following a Change of Control of the Company, Mr. Khachatoorian will be entitled to: (i) an amount equal to 1 times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

In the event of Mr. Khachatoorian’s termination with Cause or Mr. Khachatoorian’s resignation without Good Cause, Mr. Khachatoorian shall be only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

If, within one year following a Change of Control of the Company, Mr. Khachatoorian’s employment is terminated involuntarily by us other than for Cause, death, or disability or by Mr. Khachatoorian pursuant to a voluntary termination for Good Reason, and Mr. Khachatoorian executes and does not revoke a general release of claims against us and our affiliates in a form acceptable to us, then we shall, in addition to any other earned but unpaid base salary and vacation pay due through the date of such termination, provide the Mr. Khachatoorian (i) an amount equal to two times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

The Khachatoorian Employment Agreement contains restrictive covenants prohibiting Mr. Khachatoorian from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Non-Disclosure Agreement.

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

On October 7, 2022, one of our stockholders (the “2022 Plaintiff”), filed a shareholder derivative action against us, Michael Panosian, Joshua Keeler, Zareh Khachatoorian, Martin Galstyan, et. al. (collectively, the “2022 Defendants”) in the Eighth Judicial District Court of Nevada, Case No. A-22-859580-B. In the complaint, the 2022 Plaintiff alleged a breach of the applicable 2022 Defendants’ fiduciary duties of loyalty, good faith, and due care owed to us and our shareholders, by negligently, willfully, recklessly and/or intentionally failing to perform their fiduciary duties primarily in connection with our registered direct offering of 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock in February 2022 and subsequent 1-for-150 reverse stock split effected in April 2022. The 2022 Plaintiff claimed that the 2022 Plaintiff has suffered (i) monetary damages in excess of $10,000, and (ii) attorney fees and costs, and is entitled to reimbursement. The 2022 Plaintiff asked for the following relief (i) issuance of a preliminary injunction enjoining us and the Board from continued of their fiduciary duties; (ii) damages incurred by the plaintiff; (iii) for an accounting of our books and records; (iv) equity relief; and (v) reimbursements of attorney and courts fees and other related costs. We believe that the claims put forth by the 2022 Plaintiff are without merit and we intend to vigorously defend ourself and the officers named in the complaint.

NOTE 7: SHORT-TERM LOAN PAYABLE

In July 2022, the Company entered into a short-term loan in the amount of $1,669,000. The loan matures July 2023 and bears interest at 7.99%, with monthly payments of both interest and principal.

NOTE 8: STOCKHOLDERS
’
EQUITY

At December 31, 2022 and December 31, 2021, the Company had 200,000,000 shares of common stock, and 4,268 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. In addition, as of December 30, 2022 and December 31, 2021, the Company had 5,775 shares of Series D preferred stock, and as of December 31, 2022 the Company had 15 Series E Non-Convertible preferred stock authorized, with a par value of $1,000 and $0.0001 per share.
In addition, as of December 31, 2022, the Company had
2,500
shares of Series F preferred stock and
2,500
shares of Series G preferred stock authorized, both with a par value of $
0.0001
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

Second ATM S-3 Offering

On February 2, 2021, the Company filed a second registration statement on Form S-3 (File No. 333-252630) containing a base prospectus covering the offering, issuance and sale by us of up to $100,000,000 of the Company’s common stock, preferred stock, warrants and units; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100,000,000 (which amount was included in the aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under a second At The Market Offering Agreement, dated February 1, 2021, we entered into with Wainwright, as sales agent. The Second Form S-3 was declared effective by the SEC on February 8, 2021.

From February 2021 to July 2021, the Company sold an aggregate of 125,508 shares of common stock through Wainwright under the Second S-3 with net proceeds of $24,602,110, after deducting underwriting discounts and expense.

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

The Company received net proceeds of approximately $18,200,000 from the July 2022 Offering, after deducting the estimated July 2022 Offering expenses payable by the Company. The total issuance costs amounted to approximately $1,800,150 and the Company also recognized an initial fair value of the Series A and B Preferred Investment Options in the amount of $27,466,800. $969,791 of such issuance costs have been determined to be in connection with the Series A and Series B Preferred Investment Options and have been expensed during the year ended December 31, 2022. The Company recognized common stock deemed dividends in the amount of $7,467,200 which resulted from the excess initial fair value of the Series A and B Preferred Investment Options issued. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the July 2022 Offering.

On November 17, 2022, the Company consummated the closing of a private placement (the “ November 2022 Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated November 15, 2022 (the “November 2022 Purchase Agreement”), by and among the Company and certain purchasers named on the signature pages thereto (the “Purchasers”). At the closing of the November 2022 Private Placement, the Company issued (i) 982,466 shares of common stock (the “Shares”); (ii) pre-funded warrants (the “November 2022 Pre-Funded Warrants”) to purchase an aggregate of 1,637,445 shares of common stock, (iii) Series C Preferred Investment Options to purchase an aggregate of 10,619,911 shares of common stock (the “Series C Preferred Investment Options”) collectively with the Shares, the Pre-Funded Warrants, and the Series C Preferred Investment Options, the “Securities”). The purchase price of each Share and associated Series C Preferred Investment Option was $2.862592 and the purchase price of each Pre-Funded Warrant and associated Series C Preferred Investment Option was $2.862592.

In connection with the offering, the investors in the private placement agreed to cancel preferred investment options to purchase up to an aggregate of 8,000,000 shares of common stock of the Company which were previously issued to the investors in July 2022.

As compensation to Wainwright, as the exclusive placement agent in connection with the November 2022 Offering, the Company also issued to designees of the Wainwright preferred investment options to purchase up to 157,915 shares of common stock (“November 2022 Placement Options”). The November 2022 Placement Options have substantially the same terms as the Series C Preferred Investment Options, except that the November 2022 Placement Options have an exercise price equal to $3.578365 per share and expire on the third anniversary from the date of the commencement of sales in the November 2022 Offering.

The Company received net proceeds of approximately $6,400,000 from the November 2022 Offering, after deducting the estimated November 2022 Offering expenses payable by the Company. The total issuance costs amounted to approximately $1,124,149 and the Company also recognized an initial fair value of the Series C Preferred Investment Options in the amount of $4,589,108. $453,537 of such issuance costs have been determined to be in connection with the Series C Preferred Investment Options and have been expensed during the year ended December 31, 2022.

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

As of December 31, 2022 and 2021, 133 warrants issued to the placement agents at an exercise price of $1,500 and 9 at an exercise price of $18,000 are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the year
 ended
 December
3
1
, 2022. Class B Warrants have an exercise price of $18,000 per share and shall expire between October 17, 2021 and May 15, 2023.

As of December 31, 2022 and 2021, the Company had 100 Class B Warrants issued and outstanding.

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

As of December 31, 2022 and 2021, the Company had 3,460 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 329,667 warrants (each exercisable into 1/20th of a share of common stock for a total of 16,483 shares of common stock). In the June 2, 2020 public offering, the Company sold 138,000 warrants (each exercisable into 1 share of common stock for a total of 138,000 shares of common stock). Each warrant expires on the fifth
anniversary of the original issuance date. During the three months ended September 30, 2022, 0 warrants were converted to common stock.

As of December 31, 2022 and 2021, the Company had 102,450 2020 Offering Warrants issued and outstanding.

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

As of December 31, 2022 and December 31, 2021, the Company had 153,433 and 18,412, 2021 Offering Warrants and 2021 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $19,751 and $4,801,929 as of December 31, 2022 and December 31, 2021, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

As of December 31, 2022, the Company had 125,000 and 10,000 2022 Offering Warrants and 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $2,646,135 and $81,775 as of the date of issuance and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

As of December 31, 2022, the Company had 5,000 and 189,474, June 2022 Offering Warrants and June 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $2,985,853 and $333,605 as of the date of issuance and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

July 2022 Preferred Investment Options

In the July 2022 Offering, the Company sold Series A Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series A Preferred Investment Options”); and Series B Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series B Preferred Investment Options”). The Series A and B Preferred Investment Options have an exercise price equal to $5, and immediately exercisable until the third and second anniversary, respectively, of the commencement of sales of the offering. In connection with the July 2022 Offering, the Company also issued to designees of the Wainwright preferred investment options to purchase up to 240,000 shares of common stock (“July 2022 Placement Options”). The July 2022 Placement Options have substantially the same terms as the Series A Preferred Investment Options, except that the July 2022 Placement Options have an exercise price equal to $6.25 per share and expire on the third anniversary from the date of the commencement of sales in the July 2022 Offering.

In connection with the November 2022 Private Placement, the investors in the private placement agreed to cancel
t
he Series A Preferred Investment Options and Series B Preferred Investment Options to purchase up to an aggregate of 8,000,000 shares of our common stock which were previously issued to the investors in July 2022.

As of December 31, 2022, the Company had
240,000

July 2022 Options issued and outstanding, respectively. The total fair value of such securities amounted to $27,466,800 and $173,673 as of the date of issuance and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

November
2022 Preferred Investment Options

In the November 2022 Offering, the Company sold Series C Preferred Investment Options to purchase an aggregate of 10,619,911 shares of common stock (the “Series C Preferred Investment Options”).
 The 10,619,911 Series C Preferred Investment Options includes the 8,000,000 of cancelled Series A and Series B Preferred Investment Options.
The Series C Preferred Investment Options have an exercise price equal to $2.356, and immediately exercisable until the third anniversary of the commencement of sales of the offering. In connection with the November 2022 Offering, the Company also issued to designees of the Wainwright preferred investment options to purchase up to 157,195 shares of common stock (“November 2022 Placement Options”). The November 2022 Placement Options have substantially the same terms as the Series C Preferred Investment Options, except that the November 2022 Placement Options have an exercise price equal to $3.578365 per share and expire on the third anniversary from the date of the commencement of sales in the November 2022 Offering.

As of December 31, 2022, the Company had 10,619,911, Series C Preferred Investment Options and July 2022 Options issued and outstanding. The total fair value of such securities amounted to $4,589,108 and $15,507,651 as of the date of issuance and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.
 The initial fair value of $4,589,108 relates to the new 2,619,911 Series C Preferred Investments Options, and does not include the initial fair value of the original 8,000,000 Series A and Series B Preferred Investment Options.

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

On January 3, 2017, the Board approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 12,500 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $100.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of December 31, 2018, the Company estimated the fair value of the options using the Black-Scholes option pricing model was $448,861. The Company recorded compensation expense of $112,315 for the year ending December 31, 2020. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.060 at the issuance date; a risk-free interest rate of 1.72% and the expected volatility of the Company’s common stock of 315.83% (estimated based on the common stock of comparable public entities). As of December 31, 2022, there was no unrecognized compensation expense.

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

On April 4, 2020, the Company granted 604 restricted stock units to two officers of the Company. These units have the following vesting term: 33% on January 1, 2021, 34% on January 1, 2022 and 33% on January 1, 2023. The fair value of these units as of the grant date was $144,110 based on the closing price of the Company’s stock.

As of December 31, 2022, there was no unrecognized compensation expense.

The 2022 Equity Incentive Plan

Effective September 21, 2022, the Board of Directors and the stockholders of the Company approved and adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan supplements, and does not replace, the existing 2016 or 2018 Equity Incentive Plan. Awards may be granted under the 2022 Plan through 2032 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2022 Plan is 1,350,000 shares, which amount will be (a) reduced by awards granted under the 2022 Plan, and (b) increased to the extent that awards granted under the 2022 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2022 Plan).

On December 28, 2022, the Company granted 1,350,000 stock options to management and employees of the Company. 900,000 of such stock options have the following vesting term: 50% vest upon the grant date, and the remaining vest in equal installments on the last day of each of the following thirty-six months. The remaining stock options have the following vesting term: in equal installments on the last day of each of the following thirty-six months. The fair value of these units as of the grant date was $2,003,130 based on the closing price of the Company’s stock. As of December 31, 2022, there was $1,297,382 of unrecognized compensation expense.

The Company recorded compensation expense of $758,151 and $245,548, for the years ending December 31, 2022 and 2020, respectively.

NOTE 9: INCOME TAX

Income tax expense for the years ended December 31, 2022 and 2021 is summarized as follows.

	December 31, 2022	December 31, 2021
Deferred:
Federal	$(11,457,628)	$(8,581,566)
State	(3,810,261)	(2,853,820)
Change in valuation allowance	15,267,889	11,435,386
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2022	December 31, 2021
Book income (loss)	21.00%	21.00%
State taxes	6.98	6.98%
Change in the fair value of warrant derivative	11.80%	2.02%
Other permanent items	2.49%	1.47%
Valuation allowance	(42.2)%	(31.51)%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforward	$37,803,576	$25,466,331
Depreciation	(961,977)	(827,012)
Deferred rent	-	(8,267)
Research and development	2,845,164	-
Stock-based compensation	669,382	457,224
Total gross deferred tax assets	40,356,145	25,088,276
Less: valuation allowance	(40,356,145)	(25,088,276)
Net deferred tax assets	$-	$-

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

As of December 31, 2022, the Company had approximately $132,900,000 of federal net operating loss (“NOL”) carryforwards that may be available to offset future taxable income. As of that date, approximately $10,800,000 of federal net operating losses will expire in various amounts between 2035 and 2037. The remaining federal NOL have no expiration. The Company also had approximately $132,900,000 of state NOLs that begin to expire in 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $15,267,889 and $11,435,386, respectively.

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

During the year ended December 31, 2020, the Company incurred costs to obtain a contract. Such costs amounted to $853,412. The Company expected to recover those costs through future revenue during the period of the contract. The Company was amortizing these costs over one year which was the stated term of the contract. The total amount was amortized as of December 31, 2021.

The Company’s reserve for sales returns and allowances amounted to $13,000 as of December 31, 2022 and December 31, 2021.

NOTE 11: CONCENTRATIONS
, GEOGRAPHIC DATA, AND SALES BY MAJOR CUSTOMERS

Concentration of Customers

The Company sold its products to two customers that account for approximately 67% (53% and 14%) of the total revenues for the year ended December 31, 2022.The Company sold its products to two customers that accounted for approximately 53% (15% and 38%) of the total revenues for the years ended December 31, 2021.Two customers accounted for 56% and 45% of the total accounts receivable balance due to the Company at December 31, 2022 and 2021, respectively.

Concentration of Suppliers

The Company purchased products from three vendors for the year ended December 31, 2022 that accounted for approximately 35% (13%, 12% and 11%) of its total cost of   goods sold.

The Company purchased products from two vendors for the year ended December 31, 2021 that accounted for approximately 51% (32% and 19%) of its total cost of   goods sold.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2022. The Company’s bank balances exceeded FDIC insured amounts at times during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company’s bank balance exceeded the FDIC insured amounts by $2,314,237 and $7,222,224 respectively.

Geographic Concentration

Geographical distribution of net revenue consisted of the following for the years ended December 31, 2022 and 2021, respectively, as follows:

	For the Year Ended December 31,
	2022	2021
Canada	3%	4%
Europe	9%	11%
USA	87%	82%
Other	1%	3%

NOTE 12: SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosures of events both recognized in the consolidated financial statements as of December 31, 2022, and events which occurred subsequent to December 31, 2022 but were not recognized in the consolidated financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this report.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We did not design policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. We did not maintain adequate documentation to evidence the operating effectiveness of certain control activities, and did not maintain proper levels of supervision and review of complex accounting matters. We did not perform an initial assessment regarding classification of common stock purchase warrants. We did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems. We did not maintain adequate controls over inventory valuation. We did not assess our allowance for doubtful accounts.

These control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2022.

Remediation Plan

During the year ended December 31, 2022, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. For example, in the fourth quarter of 2022, we hired four new account team members and set up controls and closing procedures. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

We expect to remediate these material weaknesses in the first half of 2023. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting
.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the Jobs Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected our ability to maintain operations.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The names, positions and ages of our non-independent directors and executive officers as of March 31, 2023 are as follows:

Name	Age	Position	Director Since
Michael Panosian	60	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	January 1, 2012
Martin Galstyan	37	Chief Financial Officer (Principal Financial and Accounting Officer)	—
Joshua Keeler	47	Chief Design Officer and Director	June 7, 2019
Zareh Khachatoorian	63	Chief Operating Officer and Secretary	—

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
We believe Mr. Panosian is qualified to serve on our Board of Directors due to his business and leadership experience.

Martin Galstyan
,
Chief Financial Officer

Mr. Galstyan has been serving as the Chief Financial Officer of the Company since July 2, 2020. Mr. Galstyan joined the Company in 2012 as account manager and became controller of the Company in 2014. Mr. Galstyan set up the Enterprise Resource Planning system for the Company and EDI (Electronic Data Interchange) for the Company’s big box retailers. Mr. Galstyan has a Bachelor’s in Accounting from Woodbury University in California.

Joshua Keeler
,
Co-founder
,
Chief Design Officer and Director

As the Chief Design Officer at our Company, Mr. Keeler is responsible for all product development since the inception of the Company. Mr. Keeler is also a member of the Board. He co-founded our Company in 2012 and works directly with Mr. Panosian in bringing innovative ideas to market. Mr. Keeler is a graduate of Art Center College of Design with a Bachelor of Science (BS) in Industrial Design. Mr. Keeler has over 12 years of product development experience, working on projects spanning several fields, including: automotive, personal electronics, sporting goods and a wide expanse of tools. From 1999 to 2000 he was co-owner and Vice President of Oracle Industrial Design, Co., a private company specializing in industrial design and product development. From August 2000 to April 2004, Mr. Keeler worked for Positec Power Tool Co., a private company in Suzhou, China, designing and creating a large innovation library of numerous power tool concepts. From August 2005 to April 2008, Mr. Keeler was the chief designer for Harbinger International, Inc. From August 2008 to April 2012, he was chief designer for Pandun Inc, specializing in innovative tools and supporting products. He has lived in China and has extensive experience working directly with manufacturers to get designs into production. Mr. Keeler became a Director at our 2019 Annual Meeting, and is deemed suitable as a director by our Board due to his depth of knowledge in the industry.

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

Independent Directors

The names, positions and ages of our independent directors are as follows:

Name	Age	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Director Since
Robert Faught	72	Member	Member	Chairperson	November 14, 2018
Linda Moossaian	56	Chairperson (Financial Expert)	Member	Member	December 12, 2019
William Placke	55	Member	Chairperson	Member	June 11, 2021

Robert Faught
,
Director

Mr. Faught is President of RKF

International a corporate distribution and advisory company. He currently sits on the board of Kansas City based SmartHome Ventures, a private equity backed company that he founded that has developed a worldwide platform for IoT (Internet of things) products. He is also a Board Advisor for TROC, a Miami based company focused on the sales, marketing and merchandising of consumer products within the retail environment for cable, broadband, wireless and home security products. Mr. Faught was previously a board member of Stratus Silver Lining, Inc a private equity backed company that sold to Erickson in July of 2020. From 2003-2013, Mr. Faught was the Senior Vice President of Consumer Channels for Philadelphia based Comcast. He created an industry-leading organization of retail, digital marketing and retail “store within a store’s” through a series of acquisitions and innovative solutions selling and marketing cable, broadband, telephone, wireless and home security, which resulted in a $4.5BB division. He negotiated the industry's first extensive retail contracts, generating distribution in over 10,000 retail stores nationwide. He represented the cable industry as the Chairman of the Consumer/Retail Committee for CTAM from 2004 to 2013, the cable industries Washington DC based public interest firm. From 2001-2003, Mr. Faught was the President and CEO of Atlanta based Enrev Power Solutions. He was recruited by the Board to grow revenues and position the firm for a favorable IPO. He built, trained and led a high- performance cross-functional management team of Sales, Marketing, Finance and R&D and IT personnel. In 1998, Mr. Faught was recruited by the Chairman of Philips Electronics to be the President of the Americas Region. He was brought in to lead a turnaround and assume accountability for North and South America. He increased distribution and sales of several lines of consumer electronic products, which lead to a $3.0BB joint venture with Lucent Technologies. In addition, Mr. Faught directed a team of 25 Senior Managers and 12,000 employees, oversaw manufacturing of product in Guadalajara, Mexico and traveled extensively to Paris to source European goods and expand the product portfolio. He also sat on Tom Wheeler’s (FCC Chairman) CTIA board in Washington from 1998 to 2003.. Prior to 1998, Mr. Faught worked in Los Angeles for L.A. Cellular and in Atlanta for Bell South Cellular, where he managed Consumer sales and marketing. Prior experiences also include leading Atari and Activision in senior Sales and Marketing roles. Mr. Faught has a BA degree in Communication from John Carroll University, Cleveland, Ohio. We believe Mr. Faught is qualified to serve on our Board given his leadership and business experience.

Linda Moossaian
,
Director

Linda Moossaian is an achievement-oriented financial strategist with an exceptional record of successful initiatives in financial planning, profit optimization, joint venture accounting, and treasury management. She has a strong history of forging strategic partnerships with senior management, including CEOs and CFOs as well as key stakeholders to drive financial objectives, make strategic decisions, and analyze value-added analytics. Ms. Moossaian has a sophisticated understanding of long-range budget preparation, GAAP accounting, M&A, planning models, financial forecasting & analysis, decision support, accounting procedures, and continuous process improvement. Her advanced critical thinking, analytical, qualitative, and quantitative analysis skills have been developed through positions in corporate and public accounting and consulting. She currently is the Executive Director, Theatrical Production Finance for WarnerMedia in Burbank, CA, a position she has held since August 2021.  Ms. Moossaian has previously acted as Director, Audit & Controls-WBTV Financial Administration, Director, Theatrical Production Finance and Director, Financial Planning & Analysis for Warner Bros from 2009 to the present.

We believe that Ms. Moossaian is qualified to serve on our Board given her expertise in finance and business.

William Placke, Director

William “Bill” Placke is the EVP of Corporate Development and Operations at TruU, Inc., a global cybersecurity company. Prior to TruU, Bill was the Head of Strategic Partnerships and Business Development for Ericsson Wireless Office, a publicly listed, global company with more than 100,000 employees operating in over 120 countries from August 2020 until August 2021. Before being acquired by Ericsson in August 2020, Bill served as the Executive Vice President of Corporate Development and Strategic Alliances for StratusWorX, a Silicon Valley technology company, from June 2016. From June 2016 to June 2017, Bill served as Executive Vice President of Corporate Development at Console Connect, a SaaS and network company in Silicon Valley acquired by PCCW in August 2017. Prior to this, he was the Executive Vice President, General Counsel, and Company Secretary of Digital Globe Services, a London Stock Exchange-listed digital media company from January 2010 to July 2016. Bill has served in executive roles at Charter Communications and in board positions, a member of the Investment Committee, and as Sr. Director of Legal Mergers & Acquisitions at United Pan-Europe Communications/Liberty Global.

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

We believe Mr. Placke is qualified to serve on our Board due to his legal expertise and extensive international experience in corporate finance, mergers and acquisitions, and securities offerings.

Corporate Governance

The business and affairs of our Company are managed under the direction of the Board.

Term of Office

Directors serve until the next annual meeting of stockholders and their respective successors are elected and qualified, subject to the earlier of their death, resignation or removal. Officers serve at the pleasure of the Board, subject to any contractual arrangements.

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

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors, of which met a total of sixteen times in 2022. The Audit Committee met a total of six times in 2022.

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

Our A&R Bylaws provide that we may indemnify our officers, directors, employees, agents and any other persons to the maximum extent permitted by the NRS.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We maintain a Code of Business Conduct and Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including our independent directors, who are not our employees, with regard to their ToughBuilt-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code. The full text of our Code is published on our web site at
www.toughbuilt.com
and is incorporated by reference herein. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on our web site. Except as expressly stated herein, the information contained on our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Item 11. Executive Compensation.

The following table summarizes compensation for the years ended December 31, 2022 and 2021 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (m)(2)(ii) of Item 402 of Regulation S-K but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year (each a “Named Executive Officer”).

Summary Compensation Table

Name and Position	Fiscal Year Ended December 31,	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($) (1)	Total ($)
Michael Panosian	2022	635,000	-	813,240	(2)	-	1,448,240
Chief Executive Officer, President (PEO)	2021	435,000	-	-		29,615	464,615

Martin Galstyan	2022	320,000	-	165,262	(3)	-	485,262
Chief Financial Officer	2021	230,000	-	-		-	230,000

Joshua Keeler	2022	620,000	-	528,840	(4)	-	1,148,840
Chief Design Officer	2021	450,000	-	-		20,072	470,072

Zareh Khachatoorian	2022	320,000	-	165,262	(5)	-	485,262
Chief Operating Officer	2021	230,000	-	-		-	230,000

(1)	Vacation pay and other.
(2)
On December 28, 2022, we granted Michael Panosian an incentive stock option to purchase 540,000 shares of common stock for $1.79 per share under the 2022 Plan (the “2022 Panosian Option”). The 2022 Panosian Option vests 50% on the grant date, with the remaining 50% vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2022, the 2022 Panosian Option was 50% vested. The expiration date of the 2022 Panosian Option is December 28, 2032. The fair value of the option awards issued on the grant date was $813,240.

(3)
On December 28, 2022, we granted Martin Galstyan an incentive stock option to purchase 112,500 shares of common stock for $1.79 per share under the 2022 Plan (the “2022 Galstyan Option”). The 2022 Galstyan Option vests in equal installments on the last day of each of the thirty-six (36) calendar months following the date of grant, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2022, the 2022 Galstyan  Option has not vested. The expiration date of the 2022 Galstyan Option is December 28, 2032. The fair value of the option awards issued on the grant date was $165,262.

(4)
On December 28, 2022, we granted Joshua Keeler an incentive stock option to purchase 360,000 shares of common stock for $1.79 per share under the 2022 Plan (the “2022 Keeler Option”). The 2022 Keeler Option vests 50% on the grant date, with the remaining 50% vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2022, the 2022 Keeler Option was 50% vested. The expiration date of the 2022 Keeler Option is December 28, 2032. The fair value of the option awards issued on the grant date was $528,840.

(5)
On December 28, 2022, we granted Zareh Khachatoorian an incentive stock option to purchase 112,500 shares of common stock for $1.79 per share under the 2022 Plan (the “2022 Khachatoorian Option”). The 2022 Khachatoorian Option vests in equal installments on the last day of each of the thirty-six (36) calendar months following the date of grant, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2022,the 2022 Khachatoorian Option has not vested. The expiration date of the 2022 Khachatoorian Option is December 28, 2032. The fair value of the option awards issued on the grant date was $165,262.

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

Michael Panosian Employment Agreement

We entered into the Employment Agreement dated as of December 29, 2022 with Michael Panosian (the “Panosian Employment Agreement”). The Panosian Employment Agreement provides that Mr. Panosian will serve as our Chief Executive Officer, President, and Chair of the Board for a term beginning on December 29, 2022 and ending on December 29, 2025 (the “Initial Term”), with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the
Panosian Employment Agreement, Mr. Panosian will be entitled to: (i) an annual base salary of $650,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $350,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 540,000 incentive stock options, pursuant to the 2022 Plan and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $1,000 monthly automobile allowance. Any incentive-based compensation or award that Mr. Panosian receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Panosian without “Cause” (as defined below) at any time with 90 days prior written notice, or Mr. Panosian resigns for “Good Reason” (as defined below), Mr. Panosian will be entitled to the following, provided that he executes a general waiver and release of claims: (i) an amount equal to 1.5 times the average of his base salary if terminated during the Initial Term, or an amount equal to 1 times the average of his then base salary; (ii) monthly payments for up to 12 months (and 18 months, if terminated during the Initial Term) of COBRA premiums for continued group health, dental and vision coverage; and (iii) the immediate vesting of all long-term incentive awards, that utilize time-based vesting.

In the event of Mr. Panosian’s termination by us with Cause or Mr. Panosian’s resignation without “Good Reason, Mr. Panosian will be only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

If, within one year following a Change of Control of the Company, Mr. Panosian’s employment is terminated involuntarily by us other than for Cause, death, or disability or by Mr. Panosian pursuant to a voluntary termination for Good Reason, and Mr. Panosian executes and does not revoke a general release of claims against us and our affiliates in a form acceptable to us, then we shall, in addition to any other earned but unpaid base salary and vacation pay due through the date of such termination, provide Mr. Panosian (i) an amount equal to two times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage.

The Panosian Employment Agreement contains restrictive covenants prohibiting Mr. Panosian from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Non-Disclosure Agreement.

Martin Galstyan Employment Agreement

We entered into the Employment Agreement dated as of December 29, 2022 with Martin Galstyan (the “Galstyan Employment Agreement”). The Galstyan Employment Agreement provides that Mr. Galstyan will serve as our Chief Financial Officer for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Galstyan Employment Agreement, Mr. Galstyan will be entitled to: (i) an annual base salary of $300,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 112,500 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $500 monthly automobile allowance. Any incentive-based compensation or award that Mr. Galstyan receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Galstyan without “Cause” (as defined below), or Mr. Galstyan resigns for “Good Reason” (as defined below), Mr. Galstyan will be entitled to the following, provided that he executes a general waiver and release of claim and does not revoke the release: (i) an amount equal to 6 months of his then base salary; (ii) monthly payments for up to 6 months of COBRA premiums for continued group health, dental and vision coverage, unless Mr. Galstyan starts receiving coverage under his subsequent employment; and (iii) continuation of his vesting schedule per the 2022 Plan, with three months for exercise of any vested option(s). If Mr. Galstyan’s employment is terminated by us following a Change of Control of the Company, Mr. Galstyan will be entitled to: (i) an amount equal to 1 times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

In the event of Mr. Galstyan’s termination with Cause or Mr. Galstyan’s resignation without Good Reason, Mr. Galstyan shall be only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

If, within one year following a Change of Control of the Company, Mr. Galstyan’s employment is terminated involuntarily by us other than for Cause, death, or disability or by Mr. Galstyan pursuant to a voluntary termination for Good Reason, and Mr. Galstyan executes and does not revoke a general release of claims against us and our affiliates in a form acceptable to us, then we shall, in addition to any other earned but unpaid base salary and vacation pay due through the date of such termination, provide Mr. Galstyan (i) an amount equal to two times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

The Galstyan Employment Agreement contains restrictive covenants prohibiting Mr. Galstyan from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Non-Disclosure Agreement.

Joshua Keeler Employment Agreement

We entered into the Employment Agreement dated as of December 29, 2022 with Joshua Keeler (the “Keeler Employment Agreement”). The Keeler Employment Agreement provides that Mr. Keeler will serve as our Chief Design Officer for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Keeler Employment Agreement, Mr. Keeler will be entitled to: (i) an annual base salary of $475,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 360,000 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $750 monthly automobile allowance. Any incentive-based compensation or award that Mr. Keeler receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Keeler without “Cause” (as defined below) with 90 days prior written notice, or Mr. Keeler resigns for “Good Reason” (as defined below), Mr. Keeler will be entitled to the following, provided that he executes a general waiver and release of claims: (i) an amount equal to 1.5 times the average of his base salary if terminated during the Initial Term, or an amount equal to 1 times the average of his then base salary; (ii) monthly payments for up to 12 months (and 18 months, if terminated during the Initial Term) of COBRA premiums for continued group health, dental and vision coverage; and (iii) the immediate vesting of all incentive awards, that utilize time-based vesting. If Mr. Keeler’s employment is terminated by us following a Change of Control of the Company, Mr. Keeler will be entitled to: (i) an amount equal to 2 times his then prevailing base salary; (i) immediate vesting of all incentive awards; and (iii) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage.

In the event of Mr. Keeler’s termination by us with Cause or Mr. Keeler’s resignation without Good Reason, Mr. Keeler shall be only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

If, within one year following a Change of Control, Mr. Keeler’s employment is terminated involuntarily by us other than for Cause, death, or disability or by Mr. Keeler pursuant to a voluntary termination for Good Reason, and Mr. Keeler executes and does not revoke a general release of claims against us and our affiliates in a form acceptable to us, then we shall, in addition to any other earned but unpaid base salary and vacation pay due through the date of such termination, provide Mr. Keeler (i) an amount equal to two times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage.

The Keeler Employment Agreement contains restrictive covenants prohibiting Mr. Keeler from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Non-Disclosure Agreement.

Zareh Khachatoorian Employment Agreement

We entered into the Employment Agreement dated as of December 29, 2022 with Zareh Khachatoorian (the “Khachatoorian Employment Agreement” and, together with the Panosian Employment Agreement, the Galstyan Employment Agreement and the Khachatoorian Employment Agreement, the “Employment Agreements”). The Khachatoorian Employment Agreement provides that Mr. Khachatoorian will serve as our Chief Operating Officer and Secretary for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Khachatoorian Employment Agreement, Mr. Khachatoorian will be entitled to: (i) an annual base salary of $300,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 112,500 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $500 monthly automobile allowance. Any incentive-based compensation or award that Mr. Khachatoorian receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Khachatoorian without Cause, or Mr. Khachatoorian resigns for Good Reason (each as defined in the Khachatoorian Employment Agreement), Mr. Khachatoorian will be entitled to the following, provided that he executes a general waiver and release of claim and does not revoke the release: (i) an amount equal to 6 months of his then base salary; (ii) monthly payments for up to 6 months of COBRA premiums for continued group health, dental and vision coverage, unless Mr. Khachatoorian starts receiving coverage under his subsequent employment; and (iii) continuation of his vesting schedule per the 2022 Plan, with three months for exercise of any vested option(s). If Mr. Khachatoorian’s employment is terminated by us following a Change of Control of the Company, Mr. Khachatoorian will be entitled to: (i) an amount equal to 1 times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

In the event of Mr. Khachatoorian’s termination with Cause or Mr. Khachatoorian’s resignation without Good Cause, Mr. Khachatoorian shall be only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

If, within one year following a Change of Control of the Company, Mr. Khachatoorian’s employment is terminated involuntarily by us other than for Cause, death, or disability or by Mr. Khachatoorian pursuant to a voluntary termination for Good Reason, and Mr. Khachatoorian executes and does not revoke a general release of claims against us and our affiliates in a form acceptable to us, then we shall, in addition to any other earned but unpaid base salary and vacation pay due through the date of such termination, provide the Mr. Khachatoorian (i) an amount equal to two times his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

The Khachatoorian Employment Agreement contains restrictive covenants prohibiting Mr. Khachatoorian from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Non-Disclosure Agreement.

Definitions

The term “Cause” is defined in the Employment Agreements as any of the following: (i) willful engagement in an act or omission which is in bad faith and to the detriment of the Company,
(ii) engagement
in gross misconduct, gross negligence, or willful malfeasance, in each case causing
material harm to the Company,
(iii) breach of employment
agreement in any material respect,
(iv) executive’s habitual neglect or material failure
to perform
their
duties (other than any such failure resulting solely from
the executive’s
physical or mental disability or incapacity) after a written demand for substantial performance is delivered to the executive
which identifies the manner in which
we believe
that
the executive
has not performed
their
duties,
(v) committing, pleading nolo contendere, or conviction for
a felony or any crime involving
fraud, embezzlement, misappropriation, theft, or
moral turpitude,
or use of
drugs or alcohol in a way that either interferes with the performance of duties or compromise of
the integrity or reputation of the Company,
(vi) violation of any law relating to our business, or violation of any lawful Company policy, procedure or guideline that results in material harm to the Company as determined by us, in our reasonable discretion, or (vii) engagement in any act of dishonesty involving
us, breach of any agreement with us containing confidentiality obligations
, commercial bribery, or perpetration of fraud; provided, however, that the executive
shall have at least forty-five (45) calendar days to cure, if curable, any of the events which could lead to their
termination for Cause.

The term “Good Reason” is defined in
the Employment Agreements
as
any of the following that are undertaken without the
executive’s
express written consent: (i) the assignment to
the executive
of principal duties or responsibilities, or the substantial reduction of the executive’s
duties and responsibilities, either of which is materially inconsistent with the executive’s
position
with us
; (ii) a material reduction by
us in
the
executive’s
annual base salary
(
except to the extent the salaries of
our
other executive employees and any
of our
other controlled
subsidiaries
are similarly reduced
);
(iii)
the executive’s
principal place of business is, without his consent, relocated by a distance of more than forty (40
) miles from the center of
Irvine
, California; or (iv) any material breach by
us
of any provision of the
executive’s
employment
agreement
.

The term “Change of Control” defined in the Employment Agreements means the occurrence of any of the following events:

(i)
A
change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of our
stock that, together with the stock held by such Person, constitutes more than fifty percent (50%) of the total voting power of our
stock; provided, however, that
for purposes of this subsection,
the acquisition of additional stock by any one Person, who is considered to own more than fifty percent (50%) of the total voting power of our
stock will not be considered a Change of Control;
or

(ii)
A
change in the effective control of the Company which occurs on the date that a majority of members of the board
is replaced during any twelve (12) month period by
directors
whose appointment or election is not endorsed by a majority of the members of the board
prior to the date of the appointment or election
. For purposes of this clause (ii),
if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change of Control; or

(iii)
A
change in the ownership of a substantial portion of
our
assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from us
that have a total gross fair market value equal to or more than fifty percent (50%) of the total gross fair market value of all of our
assets immediately prior to such acquisition or acquisitions; provided, however, that for purposes of this subsection (iii),
the following will not constitute a change in the ownership of a substantial portion of our
assets: (A) a transfer to an entity that is controlled by
our
stockholders immediately after the transfer, or (B) a transfer of assets by us
to: (1)
one
of
our stockholders
(immediately before the asset transfer) in exchange for or with respect to our
stock, (2) an entity, fifty percent (50%) or more of the total value or voting power of which is owned, directly or indirectly, by us
, (3) a Person, that owns, directly or indirectly, fifty percent (50%) or more of the total value or voting power of all of our
outstanding stock, or (4) an entity, at least fifty percent (50%) of the total value or voting power of which is owned, directly or indirectly, by a Person described in this subsection
(iii)(B)(3). For purposes of this subsection (iii), gross fair market value means the value of our
assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

For purposes of this definition, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with the Company.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable			Number of securities underlying unexercised options (#) unexercisable			Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Panosian, CEO & Pres. (PEO)	270,133	(1	)(2)	270,000	(1	)(2)	-	$(1)(2)	(1)(2)
Martin Galstyan, CFO	-			112,500	(3)		-	$(3)	(3)
Joshua Keeler, CDO	180,133	(4	)(5)	180,000	(4	)(5)	-	$(4)(5)	(4)(5)
Zareh Khachatoorian, COO	83	(6	)(7)	112,500	(6	)(7)	-	$(6)(7)	(6)(7)

56

(1)
On September 14, 2018, we granted Michael Panosian an incentive stock option to purchase 200,000 shares of common stock for $4.29 per share (the “2018 Panosian Option”) under the ToughBuilt Industries, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Panosian Option vests in 25% equal increments commencing on the date of grant and each anniversary of the date of grant and expires on the fifth anniversary of the date of grant. Due to the 1-for-10 and 1-for-150 reverse stock splits of our common stock on April 15, 2020 and April 25, 2022, respectively, the amount of shares issuable upon the 2018 Panosian Option was adjusted to 133 and the exercise price was adjusted to $6,435 per share. As of December 31, 2022, the 2018 Panosian Option was 100% vested
.
The expiration date of the 2018 Panosian Option is June 30, 2023.

(2)
On December 28, 2022, we granted Michael Panosian
an incentive stock option to purchase 540,000 shares of common stock for $1.79 per share under the 2022 Plan (the “2022 Panosian Option”). The 2022 Panosian Option vests 50% on the grant date, with the remaining 50% vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2022, the 2022 Panosian Option was 50% vested
.
The expiration date of the 2022 Panosian Option is December 28, 2032.

(3)
On December 28, 2022, we granted Martin Galstyan
an incentive stock option to purchase 112,500 shares of common stock for $1.79 per share under the 2022 Plan (the “2022 Galstyan Option”). The 2022 Galstyan Option vests in equal installments on the last day of each of the thirty-six (36) calendar months following the date of grant, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2022, the 2022
Galstyan
Option has not vested. The expiration date of the 2022
Galstyan
Option is December 28, 2032.

(4)
On September 14, 2018, we granted Joshua Keeler an incentive stock option to purchase 200,000 shares of common stock for $4.29 per share under the 2018 Plan (the “2018 Keeler Option”). The 2018 Keeler Option vests in 25% equal increments commencing on the date of grant and on each anniversary of the date of grant and expires on the fifth anniversary of the date of grant. Due to the 1-for-10 reverse stock split of our common stock on April 15, 2020, the amount of shares issuable upon the 2018 Keeler Option was adjusted to 133 and the exercise price was adjusted to $6,435 per share. As of December 31, 2022, the 2018 Keeler Option was 100% vested.
The expiration date of the 2018 Keeler Option is June 30, 2023.

(5)
On December 28, 2022, we granted Joshua Keeler
an incentive stock option to purchase 360,000 shares of common stock for $1.79 per share under the 2022 Plan (the “2022 Keeler Option”). The 2022 Keeler Option vests 50% on the grant date, with the remaining 50% vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2022, the 2022 Keeler Option was 50% vested. The expiration date of the 2022 Keeler Option is December 28, 2032.

(6)
On September 14, 2018, we granted Zareh
Khachatoorian
an incentive stock option to purchase 110,000 shares of common stock for $3.90 per share under the 2018 Plan (the “2018
Khachatoorian Option”).
The 2018
Khachatoorian Option
vests in 25% equal increments commencing on the date of grant and each anniversary of the date of grant and expires on the fifth anniversary of the date of grant. Due to the 1-for-10 and 1-for-150 reverse stock splits of our common stock on April 15, 2020 and April 25, 2022, respectively, the amount of shares issuable upon the 2018
Khachatoorian Option
was adjusted to 83 and the exercise price was adjusted to $5,850 per share. As of December 31, 2022, the 2018
Khachatoorian Option
was 100% vested
.
The expiration date of the 2018
Khachatoorian
Option is June 30, 2023.

(7)
On December 28, 2022, we granted
Zareh
Khachatoorian
an incentive stock option to purchase 112,500 shares of common stock for $1.79 per share under the 2022 Plan (the “2022
Khachatoorian
Option”). The 2022
Khachatoorian
Option vests in equal installments on the last day of each of the thirty-six (36) calendar months following the date of grant, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2022,the 2022
Khachatoorian
Option has not vested. The expiration date of the 2022
Khachatoorian
Option is December 28, 2032.

The 2016 Equity Incentive Plan

The Toughbuilt Industries, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board and approved by the stockholders on July 6, 2016. The awards per the 2016 Plan may be granted through July 5, 2026 to our employees, consultants, directors, and non-employee directors provided such consultants, directors, and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The awards issuable under the 2016 Plan consist of options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units (“RSUs”) and performance awards. The 2016 Plan shall be administered by a committee of the Board or the Board.

Incentive stock options (“ISOs”) may be granted only to employees. All other awards may be granted to our employees, consultants, directors and non-employee directors or any of our subsidiaries; provided such consultants, directors and non-employee directors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Options may be vested and exercisable within the times or upon the conditions as set forth in the award agreement governing such option; provided, however, that no option will be exercisable after the expiration of 10 years from the date the option is granted; and provided further that no ISO granted to a person who, at the time the ISO is granted, directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of our stock or any one of our parents or subsidiaries will be exercisable after the expiration of five (5) years from the date the ISO is granted. The committee or Board also may provide for options to become exercisable at one time or from time to time, periodically or otherwise, in such number of shares or percentage of shares as the committee or Board determines.

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

Under the 2016 Plan, the term “Fair Market Value” is defined, as of any date, the value of a share of our common stock determined as follows: (a) if such common stock is publicly traded and is then listed on a national securities exchange, the closing price on the date of determination on the principal national securities exchange on which the common stock is listed or admitted to trading as officially quoted in the composite tape of transactions on such exchange or such other source as the committee deems reliable for the applicable date; (b) if such common stock is publicly traded but is neither listed nor admitted to trading on a national securities exchange, the average of the closing bid and asked prices on the date of determination as reported in The Wall Street Journal or such other source as the committee deems reliable; (c) in the case of an option or stock appreciation right grant made on the effective date, the price per share at which shares of our common stock are initially offered for sale to the public by our underwriters in the initial public offering of our common stock pursuant to a registration statement filed with the SEC under the Securities Act.

If the number of outstanding shares of common stock is changed by a stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification or similar change in our capital structure, without consideration, then (a) the number of shares reserved for issuance and future grant under the 2016 Plan, (b) the exercise prices of and number of shares subject to outstanding options and stock appreciation rights, (c) the number of shares subject to other outstanding awards, (d) the maximum number of shares that may be issued as ISOs set forth in the 2016 Plan, (e) the maximum number of shares that may be issued to an individual or to a new employee in any one calendar year set forth in the 2016 Plan and (f) the number of shares that are granted as Awards to non-employee directors, shall be proportionately adjusted, subject to any required action by the Board or our stockholders and in compliance with applicable securities laws; provided that fractions of a share will not be issued.

The initial number of shares of common stock authorized and reserved for issuance under the 2016 Plan was 12 million. The amount was subsequently reduced to 2 million due to our 1-for-6 reverse stock split on October 5, 2016, then to 1 million for our 1-for-2 reverse stock split on September 3, 2018, then to 100,000 shares for our 1-for-10 reverse stock split on April 15, 2020.
The amount was reduced to 667 shares for the 1-for-150 reverse stock split on April 25, 2022, which amount will be (a) reduced by awards granted under the 2016 Plan, and (b) increased to the extent that awards granted under the 2016 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). No employee will be eligible to receive more than 83 shares of common stock in any calendar year under the 2016 Plan pursuant to the grant of Awards.

In addition, our Board may amend the 2016 Plan at any time. However, without stockholder approval, our 2016 Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under the 2016 Plan;

●	materially modify the requirements for eligibility for participation in the 2016 Plan;

●	materially increase the benefits to participants provided by the 2016 Plan; or

●	otherwise disqualify the 2016 Plan for an exemption under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under the
2016 Plan
may not be impaired or affected by any amendment of the
2016 Plan
, without the consent of the affected grantees.

The 2018 Equity Incentive Plan

On July 1, 2018, the Board and our stockholders approved and adopted the ToughBuilt Industries, Inc. 2018 Equity Incentive Plan. The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through June 30, 2023 to our employees, officers, consultants, and non-employee directors.

The awards issuable under the 2018 Plan consist of ISOs and non-qualified stock options (“NQSOs”), restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock and RSUs, performance awards and other share-based awards. The Board may delegate all or a portion of the administration of the 2018 Plan to a committee. The Board shall administer the 2018 Plan unless and until the Board delegates administration of the 2018 Plan to a committee.

The initial number of shares of common stock authorized and reserved for issuance under the 2018 Plan was 2 million. The amount was subsequently reduced to 1 million due to our 1-for-2 reverse stock split on September 3, 2018. On April 12, 2019, the Board and our stockholders approved to increase the number of shares to 20 million and then on February 14, 2020, to 35 million. The amount was later reduced to 3.5 million as a result of our 1-for-10 reverse stock split on April 15, 2020 and then to 23,334 for the 1-for-150 reverse stock split on April 25, 2022.

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

In the event that (i) any option or other award granted is exercised through the tendering of shares of common stock (either actually or by attestation) or by the withholding of shares of our common stock, or (ii) withholding tax liabilities arising from such option or other award are satisfied by the tendering of shares of common stock (either actually or by attestation) or by the withholding of shares of our common stock, then the shares of common stock so tendered or withheld shall be available for issuance under the 2018 Plan.

The following provisions shall apply to awards in the event of a Corporate Transaction unless otherwise provided in a written agreement between us or any affiliate and the holder of the award or unless otherwise expressly provided by the Board at the time of grant of an award:

●
In the event of a Corporate Transaction, any surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) may assume or continue any or all awards outstanding under the 2018 Plan or may substitute similar stock awards for awards outstanding under the 2018 Plan (including, but not limited to, awards to acquire the same consideration paid to our stockholders pursuant to the Corporate Transaction), and any reacquisition or repurchase rights held by us in respect of common stock issued pursuant to awards may be assigned by us to our successor (or the successor’s parent company, if any), in connection with such Corporate Transaction. A surviving corporation or acquiring corporation may choose to assume or continue only a portion of a stock award or substitute a similar stock award for only a portion of a stock award. The terms of any assumption, continuation or substitution shall be set by the Board in accordance with the provisions of the 2018 Plan.

●
In the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue any or all outstanding awards or substitute similar stock awards for such outstanding awards, then with respect to awards that have not been assumed, continued or substituted and that are held by participants whose continuous service has not terminated prior to the effective time of the Corporate Transaction (referred to as the “Current Participants”), the vesting of such Awards (and, if applicable, the time at which such stock awards may be exercised) shall (contingent upon the effectiveness of the Corporate Transaction) be accelerated in full to a date prior to the effective time of such Corporate Transaction as the Board shall determine (or, if the Board shall not determine such a date, to the date that is five days prior to the effective time of the Corporate Transaction), and such Awards shall terminate if not exercised (if applicable) at or prior to the effective time of the Corporate Transaction, and any reacquisition or repurchase rights held by us with respect to such Awards shall lapse (contingent upon the effectiveness of the Corporate Transaction). No vested restricted stock unit award shall terminate without being settled by delivery of shares of common stock, their cash equivalent, any combination thereof, or in any other form of consideration, as determined by the Board, prior to the effective time of the Corporate Transaction.

●
In the event of a Corporate Transaction in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue any or all outstanding Awards or substitute similar stock awards for such outstanding Awards, then with respect to Awards that have not been assumed, continued or substituted and that are held by persons other than Current Participants, the vesting of such awards (and, if applicable, the time at which such award may be exercised) shall not be accelerated and such awards (other than an award consisting of vested and outstanding shares of common stock not subject to the Company’s right of repurchase) shall terminate if not exercised (if applicable) prior to the effective time of the Corporate Transaction; provided, however, that any reacquisition or repurchase rights held by us with respect to such Awards shall not terminate and may continue to be exercised notwithstanding the Corporate Transaction. No vested restricted stock unit award shall terminate without being settled by delivery of shares of common stock, their cash equivalent, any combination thereof, or in any other form of consideration, as determined by the Board, prior to the effective time of the Corporate Transaction.

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

●	a sale or other disposition of all or substantially all, as determined by the Board in its sole discretion, of our consolidated assets and our subsidiaries;

●	a sale or other disposition of at least ninety percent (90%) of the outstanding securities of the Company;

●	the consummation of a merger, consolidation or similar transaction following which we are not the surviving corporation; or

●
the consummation of a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of common stock outstanding immediately preceding the merger, consolidation or similar transaction are converted or exchanged by virtue of the merger, consolidation or similar transaction into other property, whether in the form of securities, cash or otherwise.

An award may be subject to additional acceleration of vesting and exercisability upon or after a Change in Control (as defined in the 2018 Plan) as may be provided in the agreement for such award or as may be provided in any other written agreement between us or any affiliate and the participant. An award may vest as to all or any portion of the shares subject to the award (i) immediately upon the occurrence of a Change in Control, whether or not such award is assumed, continued, or substituted by a surviving or acquiring entity in the Change in Control, or (ii) in the event a participant’s Continuous Service is terminated, actually or constructively, within a designated period following the occurrence of a Change in Control. In the absence of such provisions, no such acceleration shall occur.

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

In addition, our Board may amend our 2018 Plan at any time. However, without stockholder approval, our 2018 Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under the 2018 Plan;

●	materially modify the requirements for eligibility for participation in the 2018 Plan;

●	materially increase the benefits to participants provided by the 2018 Plan; or

●	otherwise disqualify the 2018 Plan for an exemption under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under the
2018 Plan
may not be impaired or affected by any amendment of the
2018 Plan
, without the consent of the affected grantees.

2022 Equity Incentive Plan

Our Board and our shareholders adopted the ToughBuilt Industries, Inc. 2022 Equity Incentive Plan on August 11, 2022 and September 21, 2022, respectively, which provides for the grant of stock options and restricted stock units to our officers, employees, directors, advisors and consultants. A total of 1,350,000 shares of common stock have initially been reserved for the issuance of awards under the 2022 Plan. The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31 st
of the prior calendar year.
The 2022 Plan supplements, and does not replace, the existing 2016 Plan and 2018 Plan.

The purpose of the 2022 Plan is to secure for us and our shareholders the benefits inherent in share ownership by our employees, consultants, and directors and our affiliates who, in the judgment of the Board, will be largely responsible for its future growth and success. It is generally recognized that equity incentive plans of the nature provided for herein: (i) aid in retaining and encouraging individuals of exceptional ability because of the opportunity offered to them to acquire a proprietary interest in the Company; and (ii) promote a greater alignment of interests between such persons and shareholders of the Company.

Awards

The 2022 Plan authorizes the grant, from time to time, of (i) options intended to qualify under Section 422(a) of the Code, (ii) options not intended to qualify under Section 422(a) of the Code and (iii) restricted stock units.

Administration of the 2022 Plan

The 2022 Plan provides that it is to be administered by the Board, the Compensation Committee or any other committee appointed by the Board to administer the 2022 Plan. The Board has appointed the Compensation Committee as the administrator of the 2022 Plan until further notice is given. Any such committee shall be comprised of three or more “non-employee directors” as defined in Rule 16b-3 under the Exchange Act and “independent directors” as defined by Nasdaq Rule 5605(a)(2).

Eligibility

The Compensation Committee has sole authority, in its discretion, to determine which officers, employees, consultants, advisors or directors will receive awards, the number of shares of common stock to be subject to each award, and the forfeiture restrictions for each award.

Authorized Number of Shares

The total number of shares of common stock reserved and available for issuance under the 2022 Plan shall initially be 1,350,000 shares of common stock and may consist, in whole or in part, of authorized and unissued shares or treasury shares. The number of shares of common stock available for issuance under the 2022 Plan shall automatically increase on the first trading day of January each calendar year during the term of the 2022 Plan, beginning with calendar year 2023, resulting in the aggregate number of shares of common stock available under the 2022 Plan is equal to fifteen percent (15%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year. The total number of shares of common stock reserved and available for issuance under the 2022 Plan as of March 31, 2023 is 2,111,849. If any shares of common stock that have been granted pursuant to an award cease to be subject to such award or are forfeited or if any award otherwise terminates without a payment being made to the holder in the form of common stock, such shares shall again be available for distribution in connection with future grants and awards under the 2022 Plan.

Term of the Plan

This Plan shall be in effect upon the adoption by the Board and remain in effect until the tenth (10 th
) anniversary of the date the Board approves and adopts the 2022 Plan, unless terminated earlier by the Board. The 2022 Plan and all awards issued thereunder will terminate immediately without any further action if the stockholder resolution required to trigger the effective date is not approved by the stockholders or if Nasdaq determines not to approve the 2022 Plan.

Lapsed Awards

If awards are surrendered, terminated, or expire without being exercised in whole or in part, new awards may be granted covering the shares of common stock not issued under such lapsed awards, subject to any restrictions that may be imposed by the Code.

Adjustment in Shares of Common Stock

If the outstanding shares of common stock shall at any time be changed or exchanged by a declaration of a stock dividend (bonus shares), stock split, combination or exchange of shares of common stock, recapitalization, or any other like event by or of the Company, and as often as the same shall occur, then the number, class, and kind of the shares of common stock subject to the 2022 Plan or subject to any options therefore granted, and the exercise price, shall be appropriately and equitably adjusted so as to maintain the proportionate number of shares of common stock, without changing the aggregate exercise price; provided, however, that no adjustment shall be made by reason of the distribution of subscription rights or a rights offering on outstanding shares of common stock. Upon the occurrence of any of the foregoing, the class and aggregate number of shares of common stock issuable pursuant to the 2022 Plan in respect of which options have not yet been exercised shall be appropriately adjusted.

Non-Transferability

Any awards accruing to any participant in accordance with the terms and conditions of the 2022 Plan shall not be transferable or assignable to anyone unless specified in the 2022 Plan. During the lifetime of a participant all awards may only be exercised by the participant. Awards are non-transferable and non-assignable except by will or by the laws of descent and distribution.

Nothing contained in the 2022 Plan shall confer upon any participant any right with respect to employment or continuance of employment with us or any affiliate or interfere in any way with our rights or any affiliate to terminate the participant’s employment at any time. Participation in the 2022 Plan by a participant is voluntary.

Amendments to the Equity Plan

The Board shall have the power to, at any time and from time to time, either prospectively or retrospectively, amend, suspend, or terminate the 2022 Plan or any award granted under the 2022 Plan without stockholder approval, including, without limiting the generality of the foregoing: changes of a clerical or grammatical nature, changes regarding the persons eligible to participate in the 2022 Plan, changes to the exercise price, vesting, term, and termination provisions of the award, changes to the Cashless Exercise Right provisions, changes to the authority and role of the Board under the 2022 Plan, and any other matter relating to the 2022 Plan and the awards that may be granted hereunder, subject to any required approvals or otherwise.

If the 2022 Plan is terminated, the provisions of the 2022 Plan and any administrative guidelines and other rules and regulations adopted by the Board and in force on the date of termination will continue in effect as long as any award or any rights pursuant thereto remain outstanding and, notwithstanding the termination of the 2022 Plan, the Board shall remain able to make such amendments to the 2022 Plan or the award as they would have been entitled to make if the 2022 Plan were still in effect.

Withholding Taxes

We, including any one of our designated affiliates, may take such steps as are considered necessary or appropriate for the withholding of any taxes or other amounts which we or any designated affiliate is required by any law or regulation of any governmental authority whatsoever to withhold in connection with any award.

Exercise Price

The exercise price per share of any option shall be not less than 100% of the market price on the date of grant, provided that with respect to an option granted to a U.S. taxpayer, the exercise price per share shall not be less than the Fair Market Value on the date of grant of the option. Notwithstanding the foregoing, we may designate and exercise price less than the Fair Market Value on the date of grant if the option: (i) is granted in substitution of a stock option previously granted by an entity acquired that is acquired by or merged with us or an affiliate, or (ii) otherwise is structured to be exempt from, or to comply with, Section 409A of the Code, in the case of options awarded to U.S. taxpayers. In addition, in the case of an ISO granted to an eligible employee who, at the time the ISO is granted, owns shares representing more than 10% of the voting power of all classes of our shares or any parent or subsidiary, the per share exercise price will be no less than 110% of the Fair Market Value per share on the date of grant. Notwithstanding the foregoing provisions, options may be granted with a per share exercise price of less than 100% of the Fair Market Value per share on the date of grant pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code.

Grant of Options

Each option will be designated in the award agreement as either an ISO or a NQSO. However, notwithstanding such designation, to the extent that the aggregate Fair Market Value of the shares with respect to which ISOs are exercisable for the first time by the participant during any calendar year (under all our plans and any parent or subsidiary) exceeds $100,000 (U.S.), such options will be treated as NQSOs. ISOs will be taken into account in the order in which they were granted. The Fair Market Value of the shares will be determined as of the time the option with respect to such shares is granted.

Terms of Options

The option period shall be ten years from the date such option is granted or such greater or lesser duration as the Board, on the recommendation of the Compensation Committee, may determine at the date of grant, and may thereafter be reduced with respect to any such option covering termination of employment or engagement of the optionee or death or disability of the optionee. In the case of an ISO granted to a participant who, at the time the ISO is granted, owns shares representing more than 10% of the total combined voting power of all classes of our shares or any parent or subsidiary, the term of the ISO will be five years from the date of grant or such shorter term as may be provided in the award agreement.

Cashless Exercise Right

Unless prohibited by Nasdaq, and except with respect to ISOs awarded to U.S. taxpayers, participants have the right (the “Cashless Exercise Right”), in lieu of the right to exercise an option, to terminate such option in whole or in part by notice in writing delivered by the participant to the Company electing to exercise the Cashless Exercise Right and, in lieu of receiving the shares (the “Option Shares”) to which such terminated option relates, to receive the number of shares, disregarding fractions, which is equal to the quotient set forth in the 2022 Plan.

Effect of Termination of Employment or Death or Disability

If an optionee:

●
dies or becomes disabled while employed by, a consultant to or while a director of the Company or a designated affiliate, any option that had vested and was held by him or her at the date of death or disability shall become exercisable in whole or in part, but only by the person or persons to whom the optionee’s rights under the option shall pass by the optionee’s will or applicable laws of descent and distribution. Unless otherwise determined by the Board, on the recommendation of the Compensation Committee, all such options shall be exercisable only to the extent that the optionee was entitled to exercise the option at the date of his or her death or disability and only for 12 months after the date of death or disability or prior to the expiration of the option period in respect thereof, whichever is sooner;

●
ceases to be employed by, or to act as a director of, or to be engaged as a consultant of, the Company or a designated affiliate for cause, no option held by such optionee will, unless otherwise determined by the Board, on the recommendation of the Compensation Committee, be exercisable following the date on which such optionee ceases to be so employed or engaged; and

●
ceases to be employed by, or to or act as a director of, or to be engaged as a consultant of, the Company or a designated affiliate for any reason other than cause then, unless otherwise determined by the Board, on the recommendation of the Compensation Committee, any option that had vested and is held by such optionee at the effective date thereof shall become exercisable for a period of up to 30 days thereafter or prior to the expiration of the option period in respect thereof, whichever is sooner.

Reduction in Exercise Price

Any change to the exercise price of any option shall be subject to the approval of the Board.

Stockholder approval (as required by Nasdaq) shall be obtained for any reduction in the exercise price of any option granted under the 2022 Plan if the holder thereof is an insider of the Company at the time of the proposed amendment.

Change of Control

In the event of a Change of Control (as defined in the 2022 Plan), all options outstanding shall vest immediately and be settled by the issuance of shares or cash, or a combination of both shares and cash, at the discretion of the Compensation Committee.

Incentive Stock Options

●
Maximum Number of Shares for Incentive Stock Options
. Notwithstanding any other provision of the 2022 Plan to the contrary, the aggregate number of shares available for ISOs shall not exceed 10% of the number of shares issued at such time, subject to adjustment pursuant to the 2022 Plan and subject to the provisions of Sections 422 and 424 of the Code.

●
Designation of Options
. Each stock option agreement with respect to an option granted to a U.S. taxpayer shall specify whether the related option is an ISO or a NQSO. If no such specification is made in the stock option agreement or in the resolutions authorizing the grant of the option, the related option will be a NQSO.

●
Special Requirements for Incentive Stock Options
. In addition to the other terms and conditions of the 2022 Plan (and notwithstanding any other term or condition of the 2022 Plan to the contrary), the 2022 Plan sets forth limitations and requirements that will apply to an ISO.

Restricted Stock Units

An RSU is a compensatory award granted by a company to an employee or other individual performing services for the company. An RSU represents a promise by the company to transfer a share of the company’s stock or a cash payment equal to the value of a share of the company’s stock at a specific time in the future.

The holder of an RSU is not the beneficial owner of the shares underlying the RSU award and therefore is not entitled to voting, dividend, or other stockholder rights unless and until shares are delivered in settlement of the award.

Restricted Period

Concurrent with the determination to grant RSUs to a participant, the Board, on the recommendation of the Compensation Committee, shall determine the restricted period applicable to such RSUs. In addition, at the sole discretion of the Board, at the time of grant, the RSUs may be subject to performance conditions to be achieved by us or a class of participants or by a particular participant on an individual basis, within a restricted period, for such restricted stock units to entitle the holder thereof to receive the underlying shares of common stock or cash in lieu thereof.

Retirement or Termination during Restricted Period

In the event and to the extent of the retirement or termination and/or, as applicable, the director retirement or director termination of a participant from all such roles with us during the restricted period, any RSUs held by the participant shall immediately terminate and be of no further force or effect; provided, however, that the Board shall have the absolute discretion to modify the grant of the RSUs to provide that the restricted period shall terminate immediately prior to the date of such occurrence.

Retirement or Termination after Restricted Period

In the event and to the extent of the retirement or termination and/or, as applicable, the director retirement or director termination of the participant from all such roles with us following the restricted period and prior to a deferred payment date (as elected by a participant who is not a U.S. taxpayer), the participant shall be entitled to receive, and we shall issue forthwith, shares of common stock or cash in lieu thereof in satisfaction of the RSUs then held by the participant.

Death or Disability of Participant

In the event of the death or disability of a participant, any shares of common stock or cash in lieu thereof represented by RSUs by the participant shall be immediately issued or paid by us to the participant or legal representative of the participant.

Payment of Dividends

Subject to the absolute discretion of the Board, in the event that a dividend (other than a dividend payable in shares) is declared and paid by us on the shares of common stock, a participant may be credited with additional RSUs. The number of such additional RSUs, if any, will be calculated by dividing (a) the total amount of the dividends that would have been paid to the participant if the RSUs (including RSUs in which the restricted period has expired but the shares of common stock have not been issued due to a deferred payment date) in the participant’s account on the dividend record date had been outstanding shares of common stock (and the participant held no other shares of common stock) by (b) the market price of the shares of common stock on the date on which such dividends were paid. Additional RSUs awarded pursuant to Section 4.10 of the 2022 Plan shall be subject to the same terms and conditions as the underlying RSUs to which they relate.

Change of Control

In the event of a Change of Control, all RSUs outstanding shall vest immediately and be settled by the issuance of shares of common stock or cash, or a combination of both shares of common stock and cash, in each case in the discretion of the Compensation Committee, notwithstanding the restricted period and any deferred payment date.

Redemption of Restricted Stock Units

Except to the extent prohibited by Nasdaq, upon expiry of the applicable restricted period (or on the deferred payment date, as applicable), we shall redeem RSUs in accordance with the election made in a redemption notice given by the participant to us by:

●
issuing to the participant one share for each RSU redeemed provided the participant makes payment to the Company of an amount equal to the tax obligation required to be remitted by the Company to the taxation authorities as a result of the redemption of the RSUs;

●
issuing to the participant one share for each RSU redeemed and either (i) selling, or arranging to be sold, on behalf of the participant, such number of shares of common stock issued to the participant as to produce net proceeds available to the Company equal to the applicable tax obligation so that the Company may remit to the taxation authorities an amount equal to the tax obligation; or (ii) receiving from the participant at the time of issuance of the shares of common stock an amount equal to the applicable tax obligation;

●	subject to the discretion of the Company, paying in cash to, or for the benefit of, the participant, the value of any RSUs being redeemed, less any applicable tax obligation; or

●	a combination of any of the shares of common stock or cash.

The shares of common stock shall be issued and the cash, if any, shall be paid as a lump sum by us within ten business days of the date the RSUs are redeemed under the 2022 Plan. RSUs of U.S. taxpayers will be redeemed as soon as possible following the end of the restricted period (as set forth in the RSU grant letter or such earlier date on which the restricted period is terminated pursuant to the 2022 Plan), and in all cases by the end of the calendar year in which the restricted period ends, or if later, by the date that is 75 days following the end of the restricted period. A participant shall have no further rights respecting any RSU which has been redeemed in accordance with the 2022 Plan.

No participant who is resident in the U.S. may receive shares of common stock for redeemed RSUs unless the shares of common stock to be issued upon redemption of the RSUs are registered under the Securities Act or are issued in compliance with an available exemption from the registration requirements of the Securities Act.

Right as a Stockholder

A participant receiving RSUs shall have the rights of a stockholder only as to shares of common stock, if any, actually issued to such participant upon expiration of the applicable restricted period and satisfaction or achievement of the terms and conditions of the award, and in accordance with the provisions of the 2022 Plan and the applicable award agreement, and not with respect to shares of common stock to which such award relates but which are not actually issued to such participant.

Non-Employee Director Remuneration Policy

Our Board has not adopted a non-employee director remuneration policy.

Board Compensation

We currently
pay each of our non-employee directors $75,000 per year. Our non-employee directors do not receive any options to purchase shares of common stock in connection with their services as a member of the Board.

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

Participation of Employee Directors; New Directors

Unless separately and specifically approved by the Compensation Committee in its discretion, none of our employee directors shall be entitled to receive any remuneration for service as a director (other than expense reimbursement as per prevailing policy).

New directors joining our Board shall be entitled to a prorated portion (based on months to be served in the fiscal year in which they join) of cash and stock options or other equity incentive awards (if applicable) for the applicable fiscal year at the time they join the Board.

Director Compensation
As of December 31, 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert Faught	62,500	-	-	-	-	62,500
Linda Moossaian	62,500	-	-	-	-	62,500
William Placke	62,500	-	-	-	-	62,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding beneficial ownership of our equity interests as of March 31, 2023, by:

●	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of any class of our voting securities;

●	our Named Executive Officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and, thus, represents voting or investment power with respect to our securities as of March 31, 2023. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 31, 2023 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the persons below is c/o ToughBuilt Industries, Inc., 8669 Research Drive, Irvine, CA 92618. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class
Named Executive Officers and Directors
Michael Panosian —CEO, President and Chair of the Board	303,102	(2)	*
Martin Galstyan —CFO	12,520	(3)	*
Joshua Keeler —CDO and Director	200,698	(4)	*
Zareh Khachatoorian —COO	12,693	(5)	*
Robert Faught —Director	-		-
William Placke —Director	-		-
Linda Moossaian —Director	-		-
All Officers and Directors as a group (7 persons)	529,013		*

5%+ Stockholders
None	-		-

*Less than 1%

(1)	Percentages based on 14,946,442 shares of common stock issued and outstanding as of March 31, 2023 plus shares of common stock the person has the right to acquire within 60 days thereafter.

(2)
Includes (i) 133 shares of common stock issuable upon vested options at a price of $6,435 per share until September 14, 2028 and (ii)
300,000
 shares of common stock issuable upon vested options at a price of $1.79 per share until December 28, 2032.

(3)	Includes 12,500 shares of common stock issuable upon vested options at a price of $1.79 per share until December 28, 2032.

(4)
Includes (i) 133 shares of common stock issuable upon vested options at a price of $6,435 per share until September 14, 2028 and (ii) 200,000 shares of common stock issuable upon vested options
at a price of $1.79 per share until December 28, 2032.

(5)
Includes (i) 83 shares of common stock issuable upon vested options at a price of $5,850 per share until September 14, 2028 and (ii) 12,500 shares of common stock issuable upon vested options
at a price of $1.79 per share until December 28, 2032.

Equity Plan Information

See Part II, Item 5 “
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
” of this Annual Report on Form 10-K.

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

Policy and Procedures

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

Item 14. Principal Accountant Fees and Services.

During the year ended December 31, 2022 and 2021, we engaged Marcum as our independent registered accounting firm. For the years ended December 31, 2022 and 2021, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees	$391,515	$150,861
Audit-Related Fees (1)	$97,875	$107,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$489,390	$257,861

(1)	Fees incurred in conjunction with consents for various registration statements filed during years.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements : The following Financial Statements and Supplementary Data of ToughBuilt and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Balance Sheets at December 31, 2022 and 2021;

●	Statements of Operations for the years ended December 31, 2022 and 2021;

●	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021;

●	Statements of Cash Flows for the years ended December 31, 2022 and 2021; and

●	Notes to Financial Statements.

2.	Exhibits :

Exhibit No :	Description of Exhibit:	Previously Filed and Incorporated by Reference herein:	Date Filed:
1.1	At The Market Offering Agreement, dated December 7, 2020, between ToughBuilt Industries, Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to Registration Statement on Form S-3 (File No. 333-251185)	December 7, 2020
1.2	At The Market Offering Agreement, dated February 1, 2021, between ToughBuilt Industries, Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to Registration Statement on Form S-3 (File No: 333-252630)	February 2, 2021
3.1	Articles of Incorporation, dated April 9, 2012	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.2	Certificate of Amendment, dated December 29, 2015	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.3	Certificate of Change Pursuant to NRS 78.209, dated October 5, 2016	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.4	Certificate of Change Pursuant to NRS 78.209, dated September 13, 2018	Exhibit 3.4 to Registration Statement on Form S-1/A	September 19, 2018
3.1.5	Certificate of Designations of Series B Convertible Preferred Stock, dated October 5, 2016	Exhibit 3.3 to Registration Statement on Form S-1	July 9, 2018
3.1.6	Certificate of Amendment to the Certificate of Incorporation, dated January 17, 2020	Exhibit 3.1 to Current Report on Form 8-K	January 17, 2020
3.1.7	Certificate of Amendment to the Articles of Incorporation dated as of March 26, 2021	Exhibit 3.1 to Current Report on Form 8-K	April 1, 2021
3.1.8	Certificate of Designations of Series F Convertible Preferred Stock dated as of February 15, 2022	Exhibit 3.1 to Current Report on Form 8-K	February 17, 2022
3.1.9	Certificate of Designations of Series G Convertible Preferred Stock dated as of February 15, 2022	Exhibit 3.2 to Current Report on Form 8-K	February 17, 2022
3.1.10	Amendment to the Articles of Incorporation, as amended, of ToughBuilt Industries, Inc. for 1-for-150 Reverse Stock Split	Exhibit 3.1 to Current Report on Form 8-K	April 25, 2022
3.2	Amended and Restated Bylaws	Exhibit 3.2 to Registration Statement on Form S-1	July 9, 2018
3.2.2	Amendment to Amended and Restated Bylaws of ToughBuilt Industries, Inc., effective as of October 6, 2022	Exhibit 3.1 to Current Report on Form 8-K	October 7, 2022
4.1	Description of registrant’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	Exhibit 4.1 to Current Report on Form 10-K	March 26, 2021
4.2	Warrant, dated November 20, 2020, issued by ToughBuilt Industries, Inc. to the Investor	Exhibit 4.1 to Current Report on Form 8-K	November 23, 2020
4.3	Form of Common Warrant dated as of July 14, 2021, issued by ToughBuilt Industries, Inc. to certain purchasers	Exhibit 4.1 to Current Report on Form 8-K	July 14, 2021
4.4	Form of Placement Agent Warrant dated as of July 14, 2021, issued by ToughBuilt Industries, Inc. to H.C. Wainwright & Co., LLC	Exhibit 4.2 to Current Report on Form 8-K	July 14, 2021
4.5	Form of Common Warrant dated as of February 15, 2022, issued by ToughBuilt Industries, Inc. to certain purchasers	Exhibit 4.1 to Current Report on Form 8-K	February 17, 2022
4.6	Form of Placement Agent Warrant dated as of February 15, 2022, issued by ToughBuilt Industries, Inc. to H.C. Wainwright & Co., LLC	Exhibit 4.2 to Current Report on Form 8-K	February 17, 2022
4.7	Form of Warrant	Exhibit 4.1 to Current Report on Form 8-K	June 23, 2022
4.8	Form of Prefunded Warrant	Exhibit 4.2 to Current Report on Form 8-K	June 23, 2022
4.9	Form of Placement Agent Warrant	Exhibit 4.3 to Current Report on Form 8-K	June 23, 2022
4.10	Form of Pre-Funded Common Stock Purchase Warrant	Exhibit 4.1 to Current Report on Form 8-K	July 27, 2022
4.11	Form of Series A Preferred Investment Option	Exhibit 4.2 to Current Report on Form 8-K	July 27, 2022
4.12	Form of Series B Preferred Investment Option	Exhibit 4.3 to Current Report on Form 8-K	July 27, 2022
4.13	Form of Placement Agent Preferred Investment Option	Exhibit 4.4 to Current Report on Form 8-K	July 27, 2022
4.14	Form of Pre-Funded Common Stock Purchase Warrant	Exhibit 4.1 to Current Report on Form 8-K	November 18, 2022
4.15	Form of Series C Preferred Investment Option	Exhibit 4.2 to Current Report on Form 8-K	November 18, 2022
4.16	Form of Series C Preferred Investment Option	Exhibit 4.3 to Current Report on Form 8-K	November 18, 2022
10.1#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Michael Panosian	Exhibit 10.3 to Registration Statement on Form S-1	September 7, 2018

10.2#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Zareh Khachatoorian	Exhibit 10.4 to Registration Statement on Form S-1	September 7, 2018
10.3#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Josh Keeler	Exhibit 10.6 to Registration Statement on Form S-1	September 7, 2018
10.4#	Exchange Agreement, dated November 20, 2020, between ToughBuilt Industries, Inc. and the Investor	Exhibit 10.1 to Current Report on Form 8-K	November 23, 2020
10.5#	Executive Employment Agreement, dated December 29, 2022, between ToughBuilt Industries, Inc., and Michael Panosian	Exhibit 10.1 to Current Report on Form 8-K	January 4, 2023
10.6#	Executive Employment Agreement, dated December 29, 2022, between ToughBuilt Industries, Inc., and Josh Keeler	Exhibit 10.2 to Current Report on Form 8-K	January 4, 2023
10.7#	Executive Employment Agreement, dated December 29, 2022, between ToughBuilt Industries, Inc., and Martin Galstyan	Exhibit 10.3 to Current Report on Form 8-K	January 4, 2023
10.8#	Executive Employment Agreement, dated December 29, 2022, between ToughBuilt Industries, Inc., and Martin Galstyan	Exhibit 10.4 to Current Report on Form 8-K	January 4, 2023
10.9	Form of Securities Purchase Agreement dated as of July 11, 2021, by and between ToughBuilt Industries, Inc. and certain purchasers	Exhibit 10.1 to Current Report on Form 8-K	July 14, 2021
10.10	Form of Securities Purchase Agreement dated as of February 15, 2022, by and between ToughBuilt Industries, Inc. and certain purchasers	Exhibit 10.1 to Current Report on Form 8-K	February 17, 2022
10.11	Form of Letter Agreement dated as of February 18, 2022, between ToughBuilt Industries, Inc. and the purchasers pursuant to the Securities Purchase Agreement dated as of February 15, 2022	Exhibit 10.1 to Current Report on Form 8-K	February 23, 2022
10.12	Warrant Repurchase Agreement, June 8, 2022, between ToughBuilt Industries, Inc. and Alto Opportunity Master Fund, Spc - Segregated Master Portfolio B	Exhibit 10.1 to Current Report on Form 8-K	June 9, 2022
10.13	Form of Securities Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K	June 23, 2023
10.14	Form of Securities Purchase Agreement, dated as of July 25, 2022, by and among the Company and the Purchasers.	Exhibit 10.1 to Current Report on Form 8-K	July 27, 2022
10.15	Form of Registration Rights Agreement, dated as of July 25, 2022, by and among the Company and the Purchasers.	Exhibit 10.2 to Current Report on Form 8-K	July 27, 2022
10.16	Form of Securities Purchase Agreement, dated as of November 15, 2022, by and among the Company and the Purchasers.	Exhibit 10.1 to Current Report on Form 8-K	November 18, 2022
10.17	Form of Registration Rights Agreement, dated as of November 15, 2022, by and among the Company and the Purchasers.	Exhibit 10.2 to Current Report on Form 8-K	November 18, 2022
10.18#	2016 Equity Incentive Plan	Exhibit 4.7 to Form S-1/A	May 19, 2020
10.19#	2018 Equity Incentive Plan	Exhibit 4.11 to Form S-1/A	May 19, 2020
10.20#	2022 Equity Incentive Plan	Exhibit 4.1 to Form S-8	December 20, 2022
14.1	Code of Ethics	Exhibit 14.1 to Registration Statement on Form S-1	September 7, 2018
21.1	List of Subsidiaries	Exhibit 21.1 to Annual Report on Form 10-K	April 18, 2022
23.1	Consent of Marcum LLP	*
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
99.1	Audit Committee Charter	Exhibit 99.1 to Registration Statement on Form S-1	September 7, 2018
99.2	Compensation Committee Charter	Exhibit 99.2 to Registration Statement on Form S-1	September 7, 2018
99.3	Nominating and Corporate Governance Committee Charter	Exhibit 99.3 to Registration Statement on Form S-1	September 7, 2018
99.4	Whistleblower Policy	Exhibit 99.4 to Registration Statement on Form S-1	September 7, 2018
101	Interactive Data Files	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Schema Document	*
101.CAL	XBRL Calculation Linkbase Document	*
101.DEF	XBRL Definition Linkbase Document	*
101.LAB	XBRL Label Linkbase Document	*
101.PRE	XBRL Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

#	Management contract or compensatory plan.
*	Filed herewith.
**
Furnished herewith and not to be incorporated by reference into any filing of ToughBuilt Industries, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUGHBUILT INDUSTRIES , INC .

Dated: March 31, 2023	/s/ Michael Panosian
Michael Panosian
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Panosian	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2023
Michael Panosian

/s/ Martin Galstyan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023
Martin Galstyan

/s/ Joshua Keeler	Chief Design Officer and Director	March 31, 2023
Joshua Keeler

/s/ Robert Faught	Director	March 31, 2023
Robert Faught

/s/ Linda Moossaian	Director	March 31, 2023
Linda Moossaian

/s/ William Placke	Director	March 31, 2023
William Placke

