Form 10-Q
period 2023-03-31
Toughbuilt Industries, Inc
filed 2023-05-22
CIK 1668370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31
,
2023

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
18
, 2023
, the registrant had
14,946,442
shares of common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(UNAUDITED)
Assets
Current Assets
Cash	$2,357,204	$2,564,237
Accounts receivable, net	12,473,777	16,810,659
Inventory, net	32,664,029	40,365,286
Prepaid and other current assets	921,178	369,792
Total Current Assets	48,416,188	60,109,974
Other Assets
Property and equipment, net	18,556,882	17,500,383
Right-of-use asset	4,150,863	4,415,859
Other assets	2,786,236	1,890,780
Total Assets	$73,910,169	$83,916,996

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$34,975,111	$29,671,272
Accrued expenses	3,310,663	3,010,914
Lease liability, current maturities	979,143	959,630
Short-term loan payable	1,241,248	973,583
Warrant and preferred investment option liabilities	8,631,313	16,116,273
Total Current Liabilities	49,137,478	50,731,672

Lease liability, net of current maturities	3,224,770	3,477,380
Total Liabilities	52,362,248	54,209,052

Stockholders’ Equity
Series C Preferred Stock, $0.0001 par value, 4,268 authorized, 0 issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 0 issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 0 issued and 0 outstanding at March 31, 2023 and December 31, 2022	-	-
Series F Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Series G Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 14,946,442 and 14,078,997 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,495	1,408
Additional paid-in capital	174,774,641	174,659,589
Accumulated deficit	(153,228,215)	(144,953,053)
Total Stockholders’ Equity	21,547,921	29,707,944
Total Liabilities and Stockholders’ Equity	$73,910,169	83,916,996

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues, net of allowances
Metal goods	$8,449,294	$7,868,628
Soft goods	9,807,138	8,858,578
Electronic goods	1,956,279	493,538
Total revenues, net of allowances	20,212,711	17,220,744

Cost of Goods Sold
Metal goods	6,965,287	7,351,882
Soft goods	7,712,538	6,385,371
Electronic goods	1,977,614	480,364
Total cost of goods sold	16,655,439	14,217,617

Gross profit	3,557,272	3,003,127

Operating expenses:
Selling, general and administrative expenses	15,090,116	15,934,045
Research and development	3,527,521	2,514,050
Total operating expenses	18,617,637	18,448,095

Loss from operations	(15,060,365)	(15,444,968)

Other income (expense)
Warrant issuance costs	-	(275,130)
Change in fair value of warrant and preferred investment option liabilities	7,484,960	3,616,160
Interest expense	(699,757)	-
Total other income (expense)	6,785,203	3,341,030

Net loss	$(8,275,162)	$(12,103,938)

Basic and diluted net income loss per share attributed to common stockholders	$(0.56)	$(14.04)
Basic and diluted weighted average common shares outstanding	14,720,268	861,997

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(UNAUDITED)

	Series C Preferred Stock		Series D Preferred Stock			Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	-	$-	-	$-		$-	-	$-	-	$-	861,997	$86	$156,184,327	$(98,287,890)	$57,896,523
Adoption of lease guidance	-	-	-	-	-	-	-	-	-	-				97,310	97,310
Issuance of preferred stock	-	-	-	-	-	-	2,500	-	2,500	-			1,833,995	-	1,833,995
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-			13,101	-	13,101
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,103,938)	(12,103,938)
Balance - March 31, 2022	-	-	-	-	-	-	2,500	-	2,500	-	861,997	$86	$158,031,423	$(110,294,518)	$47,736,991

Balance – January 1, 2023	-	-	-	-	9	$-	2500	$-	2500	$-	14,078,997	$1,408	$174,659,589	$(144,953,053)	29,707,944
Issuance of common stock from prefunded warrants											867,445	87	(87)	-	-
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-		-115,139		115,139
Net loss	-	-	-	-	-	-	-	-	-	-	-			(8,275,162)	(8,275,162)
		-		-	-	-	-	-	-	-	-
Balance - March 31,2023	-	-	-	-	9	$-2500			$2500	$-	14,946,442	$1,495	$174,774,641	$(153,228,215)	$21,547,921

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,275,162)	$(12,103,938)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	1,152,353	933,725
Stock-based compensation expense	115,139	13,101
Amortization of right-of-use asset	264,996	72,829
Warrant issuance costs	-	275,130
Loss on sale of property and equipment	-	15,806
Change in fair value of warrant and preferred investment option liabilities	(7,484,960)	(3,616,160)
Changes in operating assets and liabilities
Accounts receivable, net	4,336,882	3,120,812
Inventory	7,701,257	(2,910,677)
Prepaid assets	(551,386)	(289,343)
Other assets	(895,456)	(656,217)
Accounts payable	4,352,612	4,883,874
Accrued expenses	299,749	291,006
Lease liability	(233,097)	(92,047)
Net cash provided by (used in) operating activities	782,927	(10,062,099)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	50,000
Purchases of property and equipment	(1,257,625)	(728,303)
Net cash used in investing activities	(1,257,625)	(678,303)

Cash flows from financing activities:
Proceeds from issuance of stock, net of costs	-	4,205,000
Proceeds from short-term loan payable	412,589	-
Repayments of short-term loan payable	(144,924)	-
Net cash provided by financing activities	267,665	4,205,000

Net decrease in cash	(207,033)	(6,535,402)
Cash, beginning of period	2,564,237	7,472,224
Cash, end of period	$2,357,204	$936,822

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$699,757	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$951,227	$2,628,539
Repayment of short-term loan payable in exchange for new short-term loan payable	$714,411	-
Initial value of lease liability	$-	$2,036,053
Initial fair value of warrants and preferred investment options	$-	$2,646,135

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed consolidated financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities Exchange Commission (“SEC”) on March 31, 2023 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

On April 15, 2020, the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its issued and outstanding common stock. As a result of the Reverse Split, each ten
(10)
shares of issued and outstanding prior to the Reverse Split were converted into
(1)
one share of common stock, with fractional shares resulting from the Reverse Split rounded up to the nearest whole number.

On April 25, 2022, the Company effected a 1-for-150 reverse stock split (the “2022 Reverse Split”) of its issued and outstanding common stock. As a result of the 2022 Reverse Split, each one hundred fifty shares
(150)
of issued and outstanding prior to the 2022 Reverse Split were converted into one
(1)
share of common stock. All share and per share numbers in the unaudited condensed consolidated financial statements and notes below have been revised retroactively to reflect the Reverse Split and the 2022 Reverse Split.

Nature of Operations

In these notes, the terms “we,” “our,” “ours,” “us,” “it,” “its,” “ToughBuilt,” and the “Company” refer to ToughBuilt Industries, Inc., a Nevada corporation
, and its subsidiaries.

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

TOUGHBUILT distributes products in the following categories, all designed and engineered in the United States and manufactured by third party vendors in China:

•	tool belts, tool bags and other personal tool organizer products;
•	complete line of knee pads for various construction applications; and
•	job-site tools and material support products consisting of a full line of miter-saws and table saw stands, saw horses/job site tables and roller stands.

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $153.2 million at March 31, 2023, a net loss of approximately $8.3 million, and approximately $780,000 of net cash provided by operating activities for the three  months ended March 31, 2023. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from issuance of this Quarterly Report on Form 10-Q. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim consolidated condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended

March 31, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Toughbuilt Industries UK Limited. All intercompany balances and transaction are eliminated. Any foreign currency translation and transactions are de minimis to the consolidated financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation and recognition of revenue
,
accounts and factored receivables, valuation of long-lived assets, accrued liabilities, notes payable
, going concern assumptions,
and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at March 31, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for credit losses based on expected future uncollectible accounts receivable using forecasts of future economic conditions in addition to information about past events and current conditions. The allowance for credit losses reflects the Company's best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our financial position, results of operations, and cash flows. At March 31, 2023 and December 31, 2022, an allowance for credit losses of
$2,931,869 was recorded.

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

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At March 31, 2023 and December 31, 2022, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “
Property, Plant, and Equipment
,” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the three months ended March 31, 2023 and 2022.

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

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company could access.

•
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

•	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 202 2	At December 31, 2022
Risk-free interest rate	3.81% - 4.06%	1.94% - 2.44%	4.06% - 4.32%
Contractual term	2.25 – 4.25 years	4.25 – 5 years	1.75 – 4.75 years
Dividend yield	0%	0%	0%
Expected volatility	131.94% - 143.61%	88%	88%-99.5%

Level 3 Fair Value

Warrant and preferred investment option liability

The table below provides a reconciliation of the balances for the warrant and preferred investment option liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2022	$4,801,929
Fair Value of warrant and preferred investment option liability at issuance	2,646,135
Change in fair value of warrant and preferred investment option liability	(3,616,160)
Balance, March 31, 2022	$3,831,904

Balance, January 1, 2023	$16,116,273
Change in fair value of warrant and preferred investment option liability	(7,484,960)
Balance, March 31, 2023	$8,631,313

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

Advertising

Advertising costs are expensed as incurred. Advertising expense total
l
ed
$ 381,089 and $1,742,438 for the three months ended March 31, 2023 and 2022, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estim at
ed useful life once determined. Such costs amounted to $1,512,270 and $1,459,232 as of March 31, 2023 and December 31, 2022, respectively
,
and are included in other assets on the accompanying consolidated balance sheet. Amortization is expected to commence during 2023.

Research and
D
evelopment

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $3,527,521, and $2,514,050 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company adopted FASB ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes” (“ASU 2019-12”), as of January 1, 2021. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve c ons
istent application. The adoption of this guidance did not have a material impact on its financial statements.

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

The Company recognizes forfeitures as they occur rather than apply in
g a prospective forfeiture rate in advance.

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

	Three Months Ended
	March 31,
	2023	2022
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(8,275,162)	$(12,103,938)

Basic and diluted net loss per share:
Basic net loss per common share	$(0.56)	$(14.04)
Basic weighted average common shares outstanding	14,720,268	861,997

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of March 31, (in common equivalent shares):

	March 31,
	2023	2022
Warrants and preferred investment options	11,624,523	416,832
Options and restricted stock units	1,351,271	1,354
Total anti-dilutive weighted average shares	12,975,794	418,186

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

In June 2016 and subsequently amended in March 2022, the FASB issued ASC 326, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (“CECL”) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward-looking CECL model for accounts receivables, guarantees and other financial instruments. The Company adopted ASC 326 on January 1, 2023 and ASC 326 did not have a material impact on its financial statements.

NOTE 3: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Furniture	$2,288,140	$2,252,686
Computers	1,401,363	1,384,542
Production equipment	245,713	245,713
Tooling and molds	10,295,671	8,737,114
Auto	412,509	412,509
Application development	4,463,517	4,258,916
Website design	1,530,733	1,399,029
Steelbox	882,000	882,000
Leasehold improvements	5,320,505	5,058,790
Less: accumulated depreciation	(8,283,269)	(7,130,916)
Property and Equipment, net	$18,556,882	$17,500,383

	Three Months Ended
	March 31,
	2023	2022
Depreciation expense	$1,152,353	$933,725

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

In December 2019,
the Company entered a lease for office space located
at 8669 Research Drive,  Irvine, CA, 92618 to replace the Company’s then current corporate headquarters.
The lease commenced on December 1, 2019 with no rent due until April 1, 2020. From April 1, 2020 through March 31, 2025, base rent is due on the first of each month in the amount of $25,200 escalating annually on December 1 st
of each year to $29,480 beginning December 1, 2023. The Company paid an initial amount of $68,128 comprising the rent for April 2020
, a security deposit and the amount due for property taxes, insurance and association fees.

In addition, the Company entered into two leases for additional space in Irvine, CA. The leases commenced March 1, 2022 and June 1, 2022. Base rent is initially $16,250 and $48,379 with escalations contained in the lease through February 28, 2027 and May 31, 2027.

Supplemental balance sheet information related to leases is as follows as of March 31, 2023:

Operating leases
Right-of-use assets, net	$4,150,863

Current liabilities	979,143
Non-current liabilities	3,224,770
Total operating lease liabilities	$4,203,913

Weighted Average Remaining Lease Term	4.02 years

Weighted Average Discount Rate	4%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs are as follows:

For the years ending December 31,	Building leases
2023 (remaining)	$852,815
2024	1,271,436
2025	1,077,415
2026	1,013,237
2027	370,171
Total lease payments	4,585,074
Less: imputed interest	381,161
Present value of lease liabilities	$4,203,913

The Company recorded rent expense of $327,875 and $213,654 for the three months ended March 2023 and 2022, respectively.

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

NOTE 6: SHORT-TERM LOAN PAYABLE

In July 2022, the Company entered into a short-term loan in the amount of $1,669,000. The loan originally
mature
d
 July 2023 and bears interest at 7.99%, with monthly payments of both interest and principal.

In February 2023, the Company entered into an amended short-term loan in the amount of $1,127,000.
As part of this new short-term loan, the Company received an additional $412,589.
The loan matures November 2023 and bears interest at 9.49%, with monthly payments of both interest and principal.

NOTE 7: STOCKHOLDERS’ EQUITY

On March 31, 2023 and December 31, 2022
,
the Company had 200,000,000 shares of common stock, and 4,268 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. On March 31, 2023 and December 31, 20
2
2, the Company had 5,775 shares of Series D preferred stock, and 15 Series E Non-Convertible preferred stock authorized, with a par value of $1,000 and $0.0001 per share, respectively. In addition, on March 31, 2023, the Company had 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock authorized, both with a par value of $0.0001 per share.

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

17

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

The Company received net proceeds of approximately $4,205,000 from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.  The total issuance costs amounted to $795,000 and the Company also recognized an initial fair value of warrants in the amount of $2,646,135. $275,130 of such issuance costs have been determined to be in connection with the warrants and have been expensed during 2022.   As of March 31, 2023, there were 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock issued and outstanding.

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

The Company received net proceeds of approximately $5,100,000 from the June 2022 Offering, after deducting the estimated June 2022 Offering expenses payable by the Company, including the Placement Agent fees, as well as including immediate exercises of June 2022 Warrants. The total issuance costs amounted to approximately $881,000 and the Company also recognized an initial fair value of warrants in the amount of $2,800,588. $170,308 of such issuance costs have been determined to be in connection with the June 2022 and have been expensed during the  three months ended March 31, 2023. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the June 2022 Offering.

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

On November 17, 2022, the Company consummated the closing of a private placement (the “November 2022 Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated November 15, 2022 (the “November 2022 Purchase Agreement”), by and among the Company and certain purchasers named on the signature pages thereto (the “Purchasers”). At the closing of the November 2022 Private Placement, the Company issued (i) 982,466 shares of common stock (the “Shares”); (ii) pre-funded warrants (the “November 2022 Pre-Funded Warrants”) to purchase an aggregate of 1,637,445 shares of common stock, (iii) Series C Preferred Investment Options to purchase an aggregate of 10,619,911 shares of common stock (the “Series C Preferred Investment Options”) collectively with the Shares, the Pre-Funded Warrants, and the Series C Preferred Investment Options, the “Securities”). The purchase price of each Share and associated Series C Preferred Investment Option was $2.862592 and the purchase price of each Pre-Funded Warrant and associated Series C Preferred Investment Option was $2.862592.

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

As of March 31, 2023 and December 31, 2022, 133 warrants issued to the placement agents at an exercise price of $1,500 and 7 at an exercise price of $18,000 are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the three months ended March 31, 2023. Class B Warrants have an exercise price of $18,000 per share and shall expire between October 17, 2021 and May 15, 2023.

As of March 31, 2023 and December 31, 2022, the Company had 47 Class B Warrants issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, the Company had 3,460 Series A Warrants issued and outstanding.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 329,667 warrants (each exercisable into 1/20 th
of a share of common stock for a total of 16,483 shares of common stock). In the June 2, 2020 public offering, the Company sold 138,000 warrants (each exercisable into 1 share of common stock for a total of 138,000 shares of common stock). Each warrant expires on the fifth anniversary of the original issuance date. =

As of March 31, 2023 and December 31, 2022, the Company had 102,450 2020 Offering Warrants issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, the Company had 153,433 and 18,412, 2021 Offering Warrants and 2021 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $33,246 and $19,751 as of March 31, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

As of March 31, 2023 and December 31, 2022, the Company had 125,000 and 10,000 2022 Offering Warrants and 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $64,405 and $81,775 as of March 31, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

As of March 31, 2023 and December 31, 2022, the Company had 5,000 and 189,474, June 2022 Offering Warrants and June 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $190,106 and $333,605 as of March 31, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

In connection with the November 2022 Private Placement, the investors in the private placement agreed to cancel the Series A Preferred Investment Options and Series B Preferred Investment Options to purchase up to an aggregate of 8,000,000 shares of our common stock which were previously issued to the investors in July 2022. As of March 31, 2023 and December 31, 2022, the Company had 240,000 July 2022 Options issued and outstanding, respectively. The total fair value of such securities amounted to $133,200 and $173,673 as March 31, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

As of March 31, 2023 and December 31, 2022, the Company had 10,619,911, Series C Preferred Investment Options and July 2022 Options issued and outstanding. The total fair value of such securities amounted to $8,210,356 and $15,507,651 as of March 31, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 83 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $15,000.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of March 31, 2023, there was no unrecognized compensation expense.

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

As of March 31, 2023, there was no unrecognized compensation expense.

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

On December 28, 2022, the Company granted 1,350,000 stock options to management and employees of the Company. 900,000 of such stock options have the following vesting term: 50% vest upon the grant date, and the remaining vest in equal installments on the last day of each of the following thirty-six months. The remaining stock options have the following vesting term: in equal installments on the last day of each of the following forty
-
eight
months. The fair value of these units as of the grant date was $2,003,130 based on the closing price of the Company’s stock. As of March 31, 2023, there was $1,182,243 of unrecognized compensation expense.

The Company recorded compensation expense of $115,139 for the three months ended March 31, 2023.

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
9
, Concentrations, Geographic Data, and Sales by Major Customers, for further information.

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

The Company’s reserve for sales returns and allowances amounted to $13,000 as of March 31, 2023 and December 31, 2022.

NOTE 9: CONCENTRATIONS

Concentration of Customers

The Company sold its products to two customers that account for approximately

66
%
(50% and 16
%) of the total revenues for the three months ended March 31, 2023.

The Company sold its products to three customers that accounted for approximately 67% (39%, 18% and 10%) of the total revenues for the three months ended March 31, 2022
.
Three
 a
nd one customers accounted for 56% of the total accounts receivable balance due to the Company at March 31, 2023 and December 31, 2022, respectively.

Concentration of Suppliers

The Company purchased products from three
 v
endors for the three months ended March 31, 2023 that accounted for approximately 48% (27%, 10% and 11%) of its total cost of   goods sold.

The Company purchased products from five vendors for the three months ended March 31, 2022 that accounted for approximately 60% (13%, 11%, 16%, 10% and 10%) of its total cost of   goods sold.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2022. The Company’s bank balances exceeded FDIC insured amounts at times during the years ended December 31, 2022 and 2021, respectively. At March 31, 2023 and December 31, 2022, the Company’s bank balance exceeded the FDIC insured amounts by $1,852,707 and $2,314,237
,

respectively.

Geographic Concentration

For the three months ended March 31, 2023 and 202
2
, respectively, the Company had the following geographic concentrations:

	Percentage of
	R evenues for the
	Three Months Ended March 31,
	2023	2022
Canada	4%	3%
Europe	17%	13%
United States of America	77%	83%
Other	2%	1%

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the condensed consolidated financial statements were issued noting that there were no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
.

The following discussion and analysis are intended to help investors understand our business, financial condition, results of operations, liquidity, and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 filed with the Securities Exchange Commission (“SEC”) on March 31, 2023. All common share and per common share numbers have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on April 15, 2020 and the 1-for-150 reverse stock split effected on April 25, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the impact of the worldwide COVID-19 pandemic and government actions, on our business;

•	supply chain disruptions;

•	our limited operating history;

•	our ability to manufacture, market and sell our products;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to launch and penetrate markets;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors; and

•
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
” below and “
We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required
” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

Business Developments

The following highlights material business developments in our business during the quarter ended March 31, 2023:

•	In January 2023, our global Amazon sales for 2022 through Amazon.com were approximately $15.9 million. This represents an approximate 34% increase from $11.9 million in Amazon sales in 2022.

•
In January 2023, we launched more than 40 new SKUs into the Handheld Screwdrivers segment, including ratcheting bit drivers, insulated screwdrivers, precision, slotted, Phillips, Torx, and cabinet screwdrivers and demolition drivers.

•
In January 2023, we expanded our distribution agreement with Sodimac, the largest home improvement and construction supplier in South America. In this extended agreement, stores in Chile, Peru, Argentina, Colombia, Brazil, and Uruguay will initially begin with 15 SKUs in-store and brings 23 SKUs to Sodimac’s online marketplace.

•	In January 2023, we launched more than 20 new SKUs into the Handheld Wrenches segment, including adjustable wrenches, construction wrenches and pipe wrenches.

•
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

New Products

Tools

In 2021, we launched the following products:

•	Reload Utility Knife, the world’s first patented magazine-fed reloading blade mechanism into the home improvement market;
•	Imperial ProBlade™ Tape Measure;
•	Metric ProBlade™ Tape Measure; and
•	21 new SKUs into the global handsaws segment, seven of which features the QuickSet™ Double-Edge Pull Saw, an industry-first folding dual-edged ryoba-style pull saw.

Mobile Device Products

Since 2013, we have been planning, designing, engineering, and sourcing the development of a new line of ToughBuilt mobile devices and accessories to be used in the construction industry and by building enthusiasts.
However, due to microchip shortages, we have suspended this segment and will continue development in the near future
.

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

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs (e.g., in China), competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for the parts of our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality products as they may substitute lower-cost materials to maintain pricing levels. Rapid and significant changes in commodity prices may negatively affect our profit margins if we are unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives. To offset increased prices charged by our manufacturers and increased shipping rates, we increased the prices of our products in 2022.

Supply Chain

We acquire a majority of our products from manufacturers and distributors located in China, India, and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of other qualified suppliers. We decreased our inventory from $40,365,286 at December 31, 2022 to $32,664,029at March 31, 2023. Due to our inventory levels in 2022 and the three months ended March 31, 2023, the ongoing supply chain disruptions have not had a material adverse effect on our operations and we do not currently anticipate that any continued supply chain disruptions will have a material adverse effect on our operations for the fiscal year 2023.

Results of Operations

The three months ended March 31, 2023  compared to the three months ended  March 31, 2022.

Revenues

Revenues for the three months ended  March 31, 2023 and 2022 were $20,212,711  and $17,220,744, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues increased in 2023 over 2022 by $2,991,967, or 17.37%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers. An increase in sales through Amazon was a major factor of the increase.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 and 2022 was $16,655,439 and $14,217,617, respectively. Cost of goods sold increased in 2023 over 2022 by $2,437,822, or 17.15%, primarily due to our increased sales. Cost of goods sold as a percentage of revenues in 2023 was 82.40% as compared to cost of goods sold as a percentage of revenues in 2022 of 82.56%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended  March 31, 2023 and 2022 were $15,090,116 and $15,934,045, respectively. SG&A Expenses decreased in 2023 over 2022 by $843,929, or 5.3% primarily due to a decrease in salaries. SG&A Expense for the quarter ended  March 31, 2023 as a percentage of revenues was 74.66%,compared to 92.53% for the quarter ended March 31, 2022. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended  March 31, 2023 and 2022 were $3,527,521  and $2,514,050, respectively. R&D costs increased by $1,013,471, or 40.31%. This increase was primarily due to us developing new tools for the construction industry.

Other Expense

Other income (expense) for the three months ended March 31, 2023 consisted of change in fair value of warrant and preferred investment option liabilities in the amount of $7,484,960 and interest expense of $699,757. Other expense for the three months ended March 31, 2022 consisted of warrant issuance costs in the amount of $275,130 and change in fair value of warrant and preferred investment option liabilities in the amount of $3,616,160.

Net Income (Loss)

Due to factors set forth above, we recorded a net loss of $8,275,162 for the three months ended  March 31, 2023 as compared to a net loss of $12,103,938 for the three months ended March 31, 2022.

Liquidity and Capital Resources; Going Concern

We had $2.4 million in cash at March 31, 2023 compared to $2.6 million at December 31, 2022. We have incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, We had an accumulated deficit of approximately $153.2 million at March 31, 2023, a net loss of approximately $8.3 million, and approximately $780,000 of net cash provided by operating activities for the  three months ended  March 31, 2023. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by us to fund our operations and to develop and commercialize our technology.

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, management believes that there is substantial doubt in our ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements.

We plan to use our cash within the twelve months from March 31, 2023 and beyond for working capital and research and development.

Cash Flows

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities	$782,927	$(10,062,099)
Cash flows used in investing activities	(1,257,625)	(678,303)
Cash flows from financing activities	267,665	4,205,000
Net (decrease) increase in cash during period	$(207,033)	$(6,535,402)

Cash Flows Used in Operating Activities

Net cash flows from operating activities for the three months ended March 31, 2023 was $782,927, attributable to a net loss of $8,275,162, offset by depreciation expense of $1,152,353, amortization of right of use asset of $264,996, change in fair value of warrant and preferred investment option liabilities of $7,484,960, stock-based compensation expense of $115,139, a net decrease in operating assets of $10,591,297, and a net increase of operating liabilities of $4,419,264.

Net cash flows used in operating activities for the three  months ended  March 31, 2022 was  $10,062,099, attributable to a net loss of $12,103,938, offset by depreciation expense of  $933,725, $3,616,160 of change in fair value of warrant and preferred investment option liabilities,  $275,130 in warrant issuance costs, $15,806 from loss on sale of property and equipment, amortization of right of use asset of $72,829, stock-based compensation expense of  $13,101, and net increase in operating assets of  $735,425, and net increase in operating liabilities of  $5,082,833.

Cash Flows from (Used in) Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $1,257,625 attributed to the purchase of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2022 was $678,303, $50,000 attributable to sale of property and equipment, and $728,303 attributed to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended  March 31, 2023 was $267,665, attributable to proceeds and the repayment of loan payable.  Net cash provided by financing activities for the three months ended  March 31, 2022 was $4,205,000, attributable to the cash proceeds provided by issuance of stocks.

Net (Decrease) Increase in Cash During Period

As a result of the activities described above, we recorded a net decrease in cash of $207,033 for the three  months ended  March 31, 2023 and a net decrease in cash of $6,535,402 for the three  months ended March 31, 2022.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of March 31, 2023 and as for the three months thereafter:

Contractual Obligations	As of March 31, 2023	For the three months ended March 31, 2024
Operating lease obligations	$4,203,913	$3,244,283

Total Contractual Obligations	$4,203,913	$3,244,283

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended  March 31, 2023 and 2022, included with this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, the end of the period covered by this report.

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

These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2023.

Remediation Plan

During the three  months ended  March 31, 2023, we have continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

We expect to remediate these material weaknesses in the first half of 2024. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended  March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended March 31, 2023.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith

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

TOUGHBUILT INDUSTRIES, INC.

Date: May 22, 2023	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)
38