Form 10-Q
period 2023-06-30
Toughbuilt Industries, Inc
filed 2023-08-21
CIK 1668370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2023

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

As of August
1
8
, 2023, the registrant had 33,704,674 shares of common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(UNAUDITED)
Assets
Current Assets
Cash	$2,206,565	$2,564,237
Accounts receivable, net	7,820,611	16,810,659
Inventory, net	31,411,395	40,365,286
Prepaid and other current assets	48,164	369,792
Total Current Assets	41,486,735	60,109,974
Other Assets
Property and equipment, net	19,618,726	17,500,383
Right-of-use asset	4,386,414	4,415,859
Other assets	2,059,288	1,890,780
Total Assets	$67,551,163	$83,916,996

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$36,864,439	$29,671,272
Accrued expenses	3,433,090	3,010,914
Lease liability, current maturities	1,182,351	959,630
Short-term loan payable	1,214,028	973,583
Warrant and preferred investment option liabilities	4,985,387	16,116,273
Total Current Liabilities	47,679,295	50,731,672

Lease liability, net of current maturities	3,383,967	3,477,380
Total Liabilities	51,063,262	54,209,052

Stockholders’ Equity
Series C Preferred Stock, $0.0001 par value, 4,268 authorized, 0 issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 0 issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 9 issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Series F Preferred Stock, $0.0001 par value, 2,500 authorized, i ssued and outstanding at June 30, 2023 and December 31, 2022	-	-
Series G Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 25,922,053 and 14,078,997 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,592	1,408
Additional paid-in capital	175,438,894	174,659,589
Accumulated deficit	(158,953,585)	(144,953,053)
Total Stockholders’ Equity	16,487,901	29,707,944
Total Liabilities and Stockholders’ Equity	$67,551,163	$83,916,996

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net of allowances
Metal goods	$8,012,855	$7,259,924	$17,280,949	$15,128,553
Soft goods	9,913,780	10,160,625	18,897,537	19,019,204
Electronic goods	952,934	467,106	2,913,793	960,643
Total revenues, net of allowances	18,879,569	17,887,655	39,092,279	35,108,400

Cost of Goods Sold
Metal goods	5,453,794	5,845,432	12,576,597	13,117,774
Soft goods	6,726,078	6,675,715	14,613,702	13,142,422
Electronic goods	858,724	418,092	2,503,737	896,661
Total cost of goods sold	13,038,596	12,939,239	29,694,036	27,156,857

Gross profit	5,840,973	4,948,416	9,398,243	7,951,543

Operating expenses
Selling, general and administrative expenses	14,967,257	14,496,942	30,046,444	30,430,841
Research and development	2,913,403	2,754,351	6,440,924	5,268,805
Total operating expenses	17,880,660	17,251,293	36,487,368	35,699,646

Loss from operations	(12,039,687)	(12,302,877)	(27,089,125)	(27,748,103)

Other income (expense)
Warrant issuance costs	(351,768)	(170,308)	(351,768)	(445,438)
Change in fair value of warrant and preferred investment option liabilities	7,242,510	429,572	14,727,470	4,045,732
Interest expense	(576,425)	(92,438)	(1,287,109)	(92,181)
Total other income	6,314,317	166,826	13,088,593	3,508,113

Net loss	$(5,725,370)	$(12,136,051)	$(14,000,532)	$(24,239,990)

Basic and diluted net income loss per share attributed to common stockholders	$(0.36)	$(9.45)	$(0.92)	$(22.57)
Basic and diluted weighted average common shares outstanding	15,790,720	1,284,110	15,258,451	1,074,220

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock			Series F Preferred Stock			Series G Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	-	$-	-	$-	9		$-	-		$-	-	$-	861,997	$86	$156,184,327	$(98,287,890)	$57,896,523
Adoption of lease guidance	-	-	-	-	-		-	-		-	-	-				97,310	97,310
Issuance of preferred stock	-	-	-	-	-		-	2,500		-	2,500	-			1,833,995	-	1,833,995
Stock based compensation expense	-	-	-	-	-		-	-		-	-	-			13,101	-	13,101
Net loss	-	-	-	-	-		-	-		-	-	-	-	-	-	(12,103,938)	(12,103,938
Balance - March 31, 2022	-	$-	-	$-	9		$-	2,500		$-	2,500	$-	861,997	$86	$158,031,423	$(110,294,518)	$47,736,991
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-		-	-		-	-	-	3,157,895	316	1,848,756	-	1,849,072
Issuance of common stock upon exercise of warrants	-	-	-	-	-		-	-		-	-	-	1,549,211	155	6,358,244	-	6,358,399
Cashless warrants exercised	-	-	-	-	-		-	-		-	-	-	153,640	15	(15)	-	-
Repurchase of common stock warrants	-	-	-	-	-		-	-		-	-	-	-	-	(2,500,000)	-	(2,500,000)
Net Loss	-	-	-	-	-		-	-		-	-	-	-	-	-	(12,136,051)	(12,136,051)
Stock based compensation expense	-	-	-	-	-		-	-		-	-	-	-	-	13,101		13,101
Balance – June 30, 2022	-	$-	-	$-	9		$-	2,500		$-	2,500	$-	5,722,743	$572	$163,751,509	$(122,430,569)	$41,321,512

Balance – January 1, 2023	-	$-	-	$-	9		$-	2,500		$-	2,500	$-	14,078,997	$1,408	$174,659,589	$(144,953,053)	$29,707,944
Issuance of common stock from prefunded warrants													867,445	87	(87)	-	-
Stock based compensation expense	-	-	-	-	-		-	-		-	-	-	-	-	115,139	-	115,139
Net loss	-	-	-	-	-		-	-		-	-	-	-			(8,275,162)	(8,275,162
		-		-	-		-	-		-	-	-	-
Balance - March 31,2023	-	$-	-	$-	9		$-	2,500	$		2,500	$-	14,946,442	$1,495	$174,774,641	$(153,228,215)	$21,547,921

Issuance of common stock, net of issuance costs	-			-	-		-	-		-	-	-	10,975,611	1,097	550,736	-	551,833
Stock based compensation expense	-			-	-		-	-		-	-	-	-	-	113,517	-	113,517
Net loss	-			-	-		-	-		-	-	-	-	-	-	(5,725,370)	(5,725,370)
Balance - June 30, 2023	-	$-	-	$-	9	$		2,500	$		2,500	$-	25,922,053	$2,592	$175,438,894	$(158,953,585)	$16,487,901

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,000,532)	$(24,239,990)

Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	2,608,776	1,938,527
Provision for credit losses	1,300,000	-
Stock-based compensation expense	228,656	26,202
Amortization of right-of-use asset	734,405	230,758
Warrant issuance costs	351,768	445,438
Loss on sale of property and equipment	-	15,806
Change in fair value of warrant and preferred investment option liabilities	(14,727,470)	(4,045,732)
Changes in operating assets and liabilities
Accounts receivable, net	7,690,048	3,142,300
Inventory	8,953,891	(1,724,293)
Prepaid assets	321,628	(1,778,947)
Other assets	(168,508)	(775,069)
Accounts payable	4,715,352	13,536,390
Accrued expenses	422,177	638,373
Lease liability	(575,652)	(303,367)
Net cash used in operating activities	(2,145,461)	(12,893,604)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	50,000
Purchases of property and equipment	(2,249,304)	(1,786,292)
Net cash used in investing activities	(2,249,304)	(1,736,292)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	2,931,067
Proceeds from short-term loan payable	412,589	-
Repayments of short-term loan payable	(172,144)	-
Repurchase of common stock warrants	-	(2,500,000)
Proceeds from issuance of stock, net of costs	3,796,648	8,869,617
Net cash provided by financing activities	4,037,093	9,300,684

Net decrease in cash	(357,672)	(5,329,212)
Cash, beginning of period	2,564,237	7,472,224
Cash, end of period	$2,206,565	$2,143,012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,261,457	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$2,477,816	$3,424,416
Initial value of lease liability	$704,960	$5,140,057
Initial fair value of warrants and preferred investment options	$3,596,484	$5,631,988
Repayment of short-term loan payable in exchange for new short-term loan payable	$714,411	$-
Derecognition of warrant liability upon conversion	$-	$3,427,332

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed consolidated financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of June 30, 2023 and for the six months ended June 30, 2023 and 2022 should be read in conjunction with the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities Exchange Commission (“SEC”) on March 31, 2023 and can also be found on the Company’s website (
www.toughbuilt.com
). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

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

Nature of Operations

In these notes, the terms “we,” “our,” “ours,” “us,” “it,” “its,” “ToughBuilt,” and the “Company” refer to ToughBuilt Industries, Inc., a Nevada corporation, and its subsidiaries.

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

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $159 million at June 30, 2023, a net loss of approximately $14 million, and approximately $2.1 million
 of net cash
used in
operating activities for the six  months ended June 30, 2023. The accompanying condensed
consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from issuance of this Quarterly Report on Form 10-Q. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed
consolidated condensed financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 202
3
 and 202
2
; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Toughbuilt Industries UK Limited. All intercompany balances and transaction are eliminated. Any foreign currency translation and transactions are de minimis to the condensed

consolidated financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING P
O
LICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation and recognition of revenue, accounts and factored receivables, valuation of long-lived assets, accrued liabilities, notes payable, going concern assumptions, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current
f
acts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at June 30, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for credit losses based on expected future uncollectible accounts receivable using forecasts of future economic conditions in addition to information about past events and current conditions. The allowance for credit losses reflects the Company's best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our financial position, results of operations, and cash flows. At June 30, 2023 and December 31, 2022, an allowance for credit losses of $1,300,000 and $2,918,869, respectively, was recorded.

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

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At June 30, 2023 and December 31, 2022, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “
Property, Plant, and Equipment
,” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the six months ended June 30, 2023 and 2022.

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

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	At June 30, 2023	At December 31, 2022
Risk-free interest rate	4.13% - 4.87%	4.06% - 4.32%
Contractual term	2 – 5 years	1.75 – 4.75 years
Dividend yield	0%	0%
Expected volatility	136.9% - 152.6%	88%-99.5%

Level 3 Fair Value

Warrant and preferred investment option liability

The table below provides a reconciliation of the balances for the warrant and preferred investment option liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2022	$4,801,929
Fair Value of warrant and preferred investment option liability at issuance	5,631,988
Fair Value of warrant and preferred investment option liability upon exercise	(3,427,332)
Change in fair value of warrant and preferred investment option liability	(4,045,732)
Balance, June 30, 2022	$2,960,853

Balance, April 1, 2022	$3,831,904
Fair Value of warrant and preferred investment option liability at issuance	2,985,853
Fair Value of warrant and preferred investment option liability upon exercise	(3,427,332)
Change in fair value of warrant and preferred investment option liability	(429,572)
Balance, June 30, 2022	$2,960,853

Balance, January 1, 2023	$16,116,273
Fair Value of warrant and preferred investment option liability at issuance	3,596,484
Change in fair value of warrant and preferred investment option liability	(14,727,470)
Balance, June 30, 2023	$4,985,287

Balance, April 1, 2023	$8,631,313
Fair Value of warrant and preferred investment option liability at issuance	3,596,484
Change in fair value of warrant and preferred investment option liability	(7,242,510)
Balance, June 30, 2023	$4,985,287

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totalled $102,839 and $548,759 for the three months ended June 30, 2023 and 2022, respectively. Advertising expense totalled $483,928 and $2,291,197 for the six months ended June 30, 2023 and 2022, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $1,664,659 and $1,459,232 as of June 30, 2023 and December 31, 2022, respectively, and are included in other assets on the accompanying condensed

consolidated balance sheet. Amortization is expected to commence during the fourth quarter of
2023.

Research and Development

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $2,913,403, and $2,754,351 for the three months ended June 30, 2023 and 2022, respectively, and $6,440,924 and $5,268,805 for the six months ended June 30, 2023 and 2022, respectively.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed
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
12

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, “
Share-Based Payment
,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases based on estimated fair values. In addition, as of January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-07,
Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss computation of basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(5,725,370)	$(12,136,051)	$(14,000,532)	$(24,239,990)

Basic and diluted net loss per share:
Basic net loss per common share	$(0.36)	$(9.45)	$(0.92)	$(22.57)

Basic weighted average common shares outstanding	15,790,720	1,284,110	15,258,451	1,074,220

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows as of June 30, (in common equivalent shares):

	June 30,
	2023	2022
Warrants and preferred investment options	23,258,612	2,211,157
Options and restricted stock units	1,351,271	1,354
Total anti-dilutive weighted average shares	24,609,883	2,212,511

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

In June 2016 and subsequently amended in March 2022, the FASB issued ASC 326, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (“CECL”) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward-looking CECL model for accounts receivables, guarantees and other financial instruments. The Company ad
opted ASC 326 on January 1, 2023 and ASC 326 did not have a material impact on its financial statements.

NOTE 3: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Furniture	$2,277,017	$2,252,686
Computers	1,405,353	1,384,542
Production equipment	227,941	245,713
Tooling and molds	11,909,911	8,737,114
Auto	412,509	412,509
Application development	5,361,016	4,258,916
Website design	1,547,096	1,399,029
Steelbox	883,320	882,000
Leasehold improvements	5,325,481	5,058,790
Less: accumulated depreciation	(9,730,918)	(7,130,916)
Property and Equipment, net	$19,618,726	$17,500,383

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation expense	$1,456,423	$1,004,802	$2,608,776	$1,938,527

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

The Company also leases space in the United Kingdon. The lease expires January 1, 2027,with monthly payments of approximately $41,000.

Supplemental balance sheet information related to leases is as follows as of June 30, 2023:

Operating leases
Right-of-use assets, net	$4,386,414

Current liabilities	1,182,351
Non-current liabilities	3,383,967
Total operating lease liabilities	$4,566,318

Weighted Average Remaining Lease Term	3.56 years

Weighted Average Discount Rate	4%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs are as follows:

For the years ending December 31,	Building leases
2023 (remaining)	$743,835
2024	1,481,667
2025	1,245,379
2026	1,211,105
2027	333,915
Total lease payments	5,015,901
Less: imputed interest	449,583
Present value of lease liabilities	$4,566,318

The Company recorded rent expense of $1,011,891 and $457,906 for the six months ended June 30, 2023 and 2022, respectively. The Company recorded rent expense of $684,017 and $244,252 for the three months ended June 30, 2023 and 2022, respectively.

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

On June 22, 2023, PCS Properties 2, LLC (the “Plaintiff”) filed a first amended complaint in the Superior Court, State of California, County of Orange, Central Justice Center (Case No. 30-2023-01326779-CU-UD-CJC) against the Company.  In the complaint, the Plaintiff is suing the Company for Breach of the Company’s lease agreement, dated December 10, 2021 (the “Lease”), for the real property located at 8687 Research Drive, Suites 100, 150, 250, Irvine, CA 92618 (collectively, the “Premises”).  In Plaintiff alleges that the Company owes the Plaintiff rent in the estimated sum of $124,800 for the Premises, representing due rent through May 31, 2023 and is suing the following damages: (i) the unpaid rent, (ii) the rent for the balance of the term of the Lease (June 1, 2023 to May 31, 2027) in the minimum sum of $2,374,278, less any sums that the Company proves could be reasonably avoided and  (iii) all other amounts necessary to compensate
Plaintiff
for
all the detriment proximately caused by the
Company’s
failure
to perform its obligations under
the Lease
or which in the
ordinary course
of
things would be
likely to result therefrom, including but not limited to the cost of
recovering possession of the
Premises, expenses of
reletting, including necessary renovation and alteration of
the
Premises, reasonable attorneys' fees, and that portion of
any leasing commission paid by Plaintiff
in connection with the Lease
applicable
to the unexpired term of the Lease, in an amount to be proved at trial or earlier hearing in this matter (iv) prejudgment interest at the maximum legal rate (v) reasonable attorney’s fees and court fees.  The Company is reviewing this matter with its real estate attorney and available legal options and strategies to resolve this matter with the Plaintiff.
As of June 30, 2023 the range of loss is estimated to be between $250,000 and $500,000, and the Company has accrued $375,000 for any potential loss.

NOTE 6: SHORT-TERM LOAN PAYABLE

In July 2022, the Company entered into a short-term loan in the amount of $1,669,000. The loan originally matured July 2023 and b ore
interest at 7.99%, with monthly payments of both interest and principal. In February 2023, the Company entered into an amended short-term loan in the amount of $1,127,000. As part of this new short-term loan, the Company received an additional $412,589. The loan matures November 2023 and bears interest at 9.49%, with monthly payments of both interest and principal.

NOTE 7: STOCKHOLDERS’ EQUITY

On June 30, 2023 and December 31, 2022, the Company had 200,000,000 shares of common stock, and 4,268 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. On June 30, 2023 and December 31, 2022, the Company had 5,775 shares of Series D preferred stock, and 15 Series E Non-Convertible preferred stock authorized, with a par value of $1,000 and $0.0001 per share, respectively. In addition, on
June 30
, 2023
 and December 31, 2022
, the Company had 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock authorized, both with a par value of $0.0001 per share.

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

The Company received net proceeds of approximately $4,205,000 from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.  The total issuance costs amounted to $795,000 and the Company also recognized an initial fair value of warrants in the amount of $2,646,135. $275,130 of such issuance costs have been determined to be in connection with the warrants and have been expensed during 2022.   As of June 30, 2023, there were 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock issued and outstanding.

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

The Company received net proceeds of approximately $5,100,000 from the June 2022 Offering, after deducting the estimated June 2022 Offering expenses payable by the Company, including the Placement Agent fees, as well as including immediate exercises of June 2022 Warrants. The total issuance costs amounted to approximately $881,000 and the Company also recognized an initial fair value of warrants in the amount of $2,800,588. $
170,308
of such issuance costs have been determined to be in connection with the June 2022 and have been expensed during the year ended December 31, 2022.
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

On June 23, 2023, the Company completed a public offering (the “June 2023 Offering”) of (i) 6,089,025 shares of common stock (“June 2023 Common Share”), (ii) 4,886,586 prefunded warrants (the “June 2023 Prefunded Warrants”) to purchase 4,886,586 shares of common stock of the Company (the “June 2023 Prefunded Warrant Shares”); and (iii) 10,975,611 Series D warrants (the “Series D Common Warrants”) to purchase 10,975,611 shares of common stock of the Company (the “Series D Common Warrant Shares”). The offering price of each June 2023 Common Share and accompanying Series D Common Warrant was $0.41, and the offering price of each Prefunded Warrant and accompanying Class D Common Warrant was $0.4099.  The June 2023 Common Shares, June 2023 Prefunded Warrants, June 2023 Prefunded Warrant Shares, Series D Common Warrants and Series D Common Warrant Shares are collectively referred to herein as the “Securities.”

Subject to certain ownership limitations described in the Series D Common Warrants, the Series D Common Warrants have an exercise price of $0.29 per share of common stock, are exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the Series D Common Warrants is subject to adjustment for stock splits, reorganizations, recapitalizations and similar capital transactions as described in the Series D Common Warrants.

Subject to certain ownership limitations described in the June 2023 Prefunded Warrants, the June 2023 Prefunded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of Common Stock at any time until all of the June 2023 Prefunded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Series D Common Warrants or the June 2023 Prefunded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D Common Warrants or the June 2023 Prefunded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D Common Warrants or the June 2023 Prefunded Warrants, respectively, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company. All of the June 2023 Prefunded Warrants were exercised as of June 30, 2023.

As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the Offering (the “Placement Agent”), the Company paid the Placement Agent a cash fee of 7% of the aggregate gross proceeds raised in the Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the Offering and reimbursement of certain expenses and legal fees. The Company also issued warrants to designees of the Placement Agent (the “June 2023 Placement Agent Warrants”) to purchase up to 658,527 shares of Common Stock (the “June 2023 Placement Agent Warrant Shares”). The June 2023 Placement Agent Warrants have substantially the same terms as the Series D Common Warrants, except that the June 2023 Placement Agent Warrants have an exercise price equal to $0.5125 per share, and expire on the fifth anniversary from the date of the commencement of sales in the Offering.

The Company received net proceeds of approximately $3,800,000 from the June 2023 Offering, after deducting the estimated June 2023 Offering expenses payable by the Company. The total issuance costs amounted to approximately $703,450 and the Company also recognized an initial fair value of the Series D Common Warrants in the amount of $3,596,484. $351,768 of such issuance costs have been determined to be in connection with the Series D Common Warrants and have been expensed during the six months ended June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, 133 warrants issued to the placement agents at an exercise price of $1,500 and 5 at an exercise price of $18,000 are outstanding and are currently exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the six months ended June 30, 2023. Class B Warrants have an exercise price of $18,000 per share and shall expire between October 17, 2021 and May 15, 2023.

As of June

30, 2023 and December 31, 2022, the Company had
0
and 100, respectively
,
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

As of June 30, 2023 and December 31, 2022, the Company had 3,460 Series A Warrants issued and outstanding.

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

As of June 30, 2023 and December 31, 2022, the Company had 102,450 2020 Offering Warrants issued and outstanding.

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

As of June 30, 2023 and December 31, 2022, the Company had 153,433 and 18,412, 2021 Offering Warrants and 2021 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $2,694 and $19,751 as of June 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

As of June 30, 2023 and December 31, 2022, the Company had 125,000 and 10,000 2022 Offering Warrants and 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $9,460 and $81,775 as of June 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

As of June 30, 2023 and December 31, 2022, the Company had 5,000 and 189,474, June 2022 Offering Warrants and June 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $36,606 and $333,605 as of June 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

In connection with the November 2022 Private Placement, the investors in the private placement agreed to cancel the Series A Preferred Investment Options and Series B Preferred Investment Options to purchase up to an aggregate of 8,000,000 shares of our common stock which were previously issued to the investors in July 2022. As of
June 30,
2023 and December 31, 2022, the Company had 240,000 July 2022 Options issued and outstanding, respectively. The total fair value of such securities amounted to $17,760 and $173,673 as June 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

As of June 30, 2023 and December 31, 2022, the Company had 10,619,911, Series C Preferred Investment Options and July 2022 Options issued and outstanding. The total fair value of such securities amounted to $1,322,283 and $15,507,651 as of June 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

June 2023 Offering Warrants

In the June 2023 Offering, the Company sold Series D Common Warrants to purchase an aggregate of 10,975,611 shares of common stock (the “Series D Offering Warrants”).

The Series D Offering Warrants have an exercise price equal to $0.29, and immediately exercisable until the fifth anniversary of the commencement of sales of the offering. In connection with the June 2023 Offering, the Company also issued to designees of the Wainwright warrants  to purchase up to 658,527 shares of common stock (“June 2023 Placement Warrants”). The June 2023 Placement Warrants have substantially the same terms as the Series D Offering Warrants, except that the June 2023 Placement Warrants have an exercise price equal to $0.5125 per share.

As of June 30, 2023, the Company had 11,634,138, Series D Offering Warrants and June 2023 Placement Warrants issued and outstanding. The total fair value of such securities amounted to $3,596,484 as of June 30, 2023 and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 83 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $15,000.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of June 30, 2023, there was no unrecognized compensation expense.

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

As of June 30, 2023, there was no unrecognized compensation expense.

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

On December 28, 2022, the Company granted 1,350,000 stock options to management and employees of the Company. 900,000 of such stock options have the following vesting term: 50% vest upon the grant date, and the remaining vest in equal installments on the last day of each of the following thirty-six months. The remaining stock options have the following vesting term: in equal installments on the last day of each of the following forty-eight months. The fair value of these units as of the grant date was $2,003,130 based on the closing price of the Company’s stock. As of June 30, 2023, there was $1,068,726 of unrecognized compensation expense.

The Company recorded compensation expense of $113,517 for the three months ended June 30, 2023, and $228,656 for the six months ended June 30, 2023.

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

The Company disaggregates its revenues by major geographic region. See Note 9, Concentrations, Geographic Data, and Sales by Major Customers, for further information.

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

The Company’s reserve for sales returns and allowances amounted to $13,000 as of June 30, 2023 and December 31, 2022.

NOTE 9: CONCENTRATIONS

Concentration of Customers

The Company sold its products to
two
customers that account approximately 71% (16% and 55%)of the total revenues for the three months ended June 30, 2023. The Company sold its products to four customers that account approximately 72% (18%, 43%, 10%, and 1%) of the total revenues for the three months ended June 30, 2022.

The Company sold its products to
two
customers that account approximately 66%

% (16% and 51%) of the total revenues for the six months ended June 30, 2023. The Company sold its products to four customers that account approximately 68% (18%, 41%, 7%, and 2%) of the total revenues for the six months ended June 30, 2022.

One and
two
customers
 accounted for 25% and 56% of the total accounts receivable balance due to the Company at June 30, 2023 and December 31, 2022 respectively.

Concentration of Suppliers

The Company purchased products from
three
vendors for the three months ended June 30, 2023 that accounted for approximately 43% (22%, 10% and 11%) of its total cost of goods sold. The Company purchased products from five vendors for the three months ended June 30, 2022 that accounted for approximately 51% (11%, 10%, 6%, 10% and 14%) of its total cost of goods sold.

The Company purchased products from
two
vendors for the six months ended June 30, 2023 that accounted for approximately 29% (10% and 19%) of its total cost of goods sold. The Company purchased products from four vendors for the six months ended June 30, 2022 that accounted for approximately 47% (12%, 13%, 10% and 12%) of its total cost of goods sold

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2023 and 2022. The Company’s bank balances exceeded FDIC insured amounts at times during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, the Company’s bank balance exceeded the FDIC insured amounts by
$1,810,338
 and $2,314,237, respectively.

Geographic Concentration

For the three and six months ended June 30, 2023 and 2022, respectively, the Company had the following geographic concentrations:

	Percentage of revenues for the Three Months Ended		Percentage of revenues for the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Canada	3%	3%	3%	3%
Europe	13%	11%	15%	12%
United States of America	82%	85%	80%	84%
Others	2%	1%	2%	1%

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the condensed consolidated financial statements were issued noting that there were no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

On August 14, 2023, the company entered an inducement offer letter agreement with certain holders of existing Series C preferred investment options to purchase shares of common stock to the company. The Existing Warrants issued on November 17, 2022, and had an exercise price of $2.356 per share.

Pursuant to the Inducement Letter, the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 10,619,911 shares of the Company’s common stock at a reduced exercise price of $0.3201 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “
New Warrants
to purchase up to 21,239,822 shares of the Company’s common stock (the “
New Warrant Shares
”). The Company expects to receive aggregate gross proceeds of approximately $3.4 million from the exercise of the Existing Warrants by the Holders, before deducting placement agent fees and other offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
.

The following discussion and analysis are intended to help investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion together with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 filed with the Securities Exchange Commission (“SEC”) on March 31, 2023. All common share and per common share numbers have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on April 15, 2020 and the 1-for-150 reverse stock split effected on April 25, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to continue as a going concern;

•	supply chain disruptions;

•	our limited operating history;

•	our ability to manufacture, market and sell our products;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to launch and penetrate markets;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors; and

•
other factors, including the risks contained in the section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities Exchange Commission (“SEC”) on March 31, 2023 entitled “Risk Factors,” relating to our industry, our operations and results of operations.

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

Our three major categories contain a total of 29 product lines, consisting of (i) Soft Goods, which includes kneepads, tool bags, pouches and tool belts, (ii) Metal Goods, which consists of sawhorses, tool stands and workbench and (iii) Utility Products, which includes utility knives, aviation snips, shears, lasers and levels. We also have several additional categories and product lines in various stages of development.

We are continuing to focus our efforts on increased marketing campaigns, and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve as our products gain wider market recognition and acceptance resulting in increased product sales.

As discussed below, while we have faced the impacts of COVID-19 and inflation, we have been able to obtain significant revenue growth. Notwithstanding, we have incurred substantial operating losses since our inception and anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can commercialize our technology currently in development. In their audit report included in this Quarterly Report on Form 10-Q, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. To fund our operations and grow our business, we will require to fund our capital requirements through the sale of debt or equity securities or other arrangements. There can be no assurances that will be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. See “
Liquidity and Capital Resources; Going Concern
” below and “
We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required
” in
Part I, Item 1A
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

Business Developments

The following highlights material business developments in our business during the six months ended June 30, 2023:

•	In January 2023, our global Amazon sales for 2022 through Amazon.com were approximately $15.9 million. This represents an approximate 34% increase from $11.9 million in Amazon sales in 2022.

•
In January 2023, we launched more than 40 new SKUs into the Handheld Screwdrivers segment, including ratcheting bit drivers, insulated screwdrivers, precision, slotted, Phillips, Torx and cabinet screwdrivers and demolition drivers.

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

Our Products

TOUGHBUILT® manufactures and distributes an array of high-quality and rugged toolbelts, tool bags and other personal tool organizer products. We also manufacture and distribute a complete line of knee pads for various construction applications, and a variety of metal and electronic goods, including utility knives, aviation snips, shears and digital measures such as lasers and levels. Our line of job site tools and material support products consists of a full line of miter saw and table saw stands, sawhorses/job site tables, roller stands and workbench. All our products are designed and engineered in the United States and manufactured in China, India and the Philippines under our quality control supervision. We do not need government approval for any of our products.

Our Business Strategy

Our product strategy is to develop product lines in several categories rather than focus on a single line of goods. We believe that this approach allows for rapid growth, and wider brand recognition, and may ultimately result in increased sales and profits within an accelerated time period. We believe that building brand awareness of our current ToughBuilt lines of products will expand our share of the pertinent markets. Our business strategy includes the following key elements:

•	A commitment to technological innovation achieved through consumer insight, creativity and speed to market;

•	A broad selection of products in both brand and private labels;

•	Prompt response;

•	Superior customer service; and

•	Value pricing.

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

TOUGHBUILT® products are available worldwide in many major retailers ranging from home improvement and construction products and services stores to major online outlets. Currently, we have placements in Lowes, Home Depot, Menards, Bunnings (Australia), Princess Auto (Canada), Dong Shin Tool PIA (S. Korea) as well as seeking to grow our sales in global markets such as Western and Central Europe, Eastern Europe, South America and the Middle East.

1
“Home Depot and Lowe’s: average amount spent by consumers 2011-2021”; published by C. Simionato (April 26, 2022);
https://www.statista.com/statistics/240861/average-amount-spent-by-consumers-at-the-home-depot-and-lowes/

Retailers by region include:

•	United States: Lowe’s, Home Depot, Menards, GM products, Fire Safety, Hartville Hardware, ORR, Pooley, Wesco, Buzzi and Western Pacific Building Materials.

•	Canada: Princess Auto.

•	United Kingdom distribution throughout the UK and online selling for Europe.

•	Australia: Kincrome, and Bunnings.

•	New Zealand: Kincrome, and Bunnings.

•	South Korea: Dong Shin Tool PIA Co., Ltd.

We are actively expanding into markets in Mexico and other Latin American countries, the Middle East and South Africa.

We are currently in product line reviews and discussions with Home Depot Canada, Do It Best, True Value and other major retailers both domestically and internationally. A product line review requires the supplier to submit a comprehensive proposal that includes product offerings, prices, competitive market studies, relevant industry trends and other information. Management anticipates, within the near term, adding to its customer base up to three major retailers, along with several distributors and private retailers within six sectors and among fifty-six targeted countries.

Mobile Device Products

Since 2013, we have been planning, designing, engineering and sourcing the development of a new line of ToughBuilt mobile devices and accessories to be used in the construction industry and by building enthusiasts. However, due to microchip shortages, we have suspended this segment and will continue development in the near future.

Intellectual Property

We hold several patents and trademarks of various durations and believe that we hold or have applied for, or license all the patent, trademark and other intellectual property rights necessary to conduct our business. We utilize trademarks (licensed and owned) on nearly all our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and our Company, and in distinguishing our goods from the goods of others. We consider our ToughBuilt
®
, Cliptech
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

Competition

The tool equipment and accessories industry is highly competitive on a worldwide basis. We compete with a significant number of other tool equipment and accessories manufacturers and suppliers to the construction, home improvement and Do-It-Yourself industry, many of which have the following:

•	Significantly greater financial resources than we have;

•	More comprehensive product lines;

•	Longer-standing relationships with suppliers, manufacturers and retailers;

•	Broader distribution capabilities;

•	Stronger brand recognition and loyalty; and

•	The ability to invest substantially more in product advertising and sales.

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

Supply Chain

We acquire a majority of our products from manufacturers and distributors located in China, India and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of other qualified suppliers. We decreased our inventory from $40,365,286 at December 31, 2022 to $31,411,395 at June 30, 2023. Due to our inventory levels in 2022 and the six months ended June 30, 2023, the ongoing supply chain disruptions have not had a material adverse effect on our operations and we do not currently anticipate that any continued supply chain disruptions will have a material adverse effect on our operations for the fiscal year 2023.

Results of Operations

The three months ended June 30, 2023  compared to the three months ended June 30, 2022.

Revenues

Revenues for the three months ended June 30, 2023 and 2022 were $18,879,569 and $17,887,655, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues increased in 2023 over 2022 by $991,914, or 5.55%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers. An increase in sales through Amazon was a major factor of the increase.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 and 2022 was
$13,038,596
and $12,939,239, respectively. Cost of goods sold increased in 2023 over 2022 by $99,357, or 0.77%, primarily due to our increased sales. Cost of goods sold as a percentage of revenues in 2023 was 69.06% as compared to cost of goods sold as a percentage of revenues in 2022 of 72.34%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended June 30, 2023 and 2022 were $14,967,257 and $14,496,942, respectively. SG&A Expenses increased in 2023 over 2022 by $470,315, or 3.24%, primarily due to a decrease in salaries, offset by $1,300,000 of a provision for credit losses. SG&A Expense for the quarter ended June 30, 2023 as a percentage of revenues was 79.28%, compared to 81.04% for the quarter ended June 30, 2022. We expect our SG&A Expenses will continue to decrease as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended  June 30, 2023 and 2022 were $2,913,403 and $2,754,351, respectively. R&D costs increased by $159,052, or 5.77%. This increase was primarily due to developing new tools for the construction industry.

Other Expense

Other income (expense) for the three months ended June 30, 2023 consisted of change in fair value of warrant and preferred investment option liabilities in the amount of $7,242,510, interest expense of $576,425, and warrant expense of $351,768. Other expense for the three months ended June 30, 2022 consisted of warrant issuance costs in the amount of $170,308, interest expense of $92,438 and change in fair value of warrant liabilities in the sum of $429,572.

Net Income (Loss)

Due to factors set forth above, we recorded a net loss of $5,725,370 for the three months ended June 30, 2023 as compared to a net loss of $12,136,051 for the three months ended June 30, 2022.

The six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Revenues

Revenues for the six months ended June 30, 2023 and 2022 were $39,092,279 and $35,108,400, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues increased in 2023 over 2022 by $3,983,879, or 11.35%, primarily due to wide acceptance of our products in the tools industry and receipt of recurring sales orders for metal goods and soft goods from our existing and new customers, and introduction and sale of new soft goods products to our customers. An increase in sales through Amazon was a major factor of the increase.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 and 2022 was  $29,694,036 and $27,156,857, respectively. Cost of goods sold increased in 2023 over 2022 by $2,537,179, or 9.34%, primarily due to our increased sales. Cost of goods sold as a percentage of revenues in 2023 was 75.96% as compared to cost of goods sold as a percentage of revenues in 2022 of 77.35%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the six months ended June 30, 2023 and 2022 were $30,046,444 and $30,430,841, respectively. SG&A Expenses decreased in 2023 over 2022 by $384,397, or 1.26% primarily due to a decrease in salaries. SG&A Expense for the six months ended June 30, 2023 as a percentage of revenues was 76.86%, compared to 86.68% for the six months ended June 30, 2022. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the six months ended June 30, 2023 and 2022 were $6,440,924 and $5,268,805, respectively. R&D costs increased by $1,172,119, or 22.25%. This increase was primarily due to the development of new tools for the construction industry.

Other Expense

Other income (expense) for the six months ended June 30, 2023 consisted of warrant issuance costs in the amount of $351,768 interest expense of $1,287,109 and change in fair value of warrant liabilities in the sum of $14,727,470 . Other expense for the six months ended June 30, 2022 consisted of warrant issuance costs in the amount of $445,438, interest expense of $92,181 and change in fair value of warrant liabilities in the sum of $4,045,732.

Net Income (Loss)

Due to factors set forth above, we recorded a net loss of $14,000,532 for the six months ended June 30, 2023 as compared to a net loss of $24,239,990 for the six months ended June 30, 2022.

Liquidity and Capital Resources; Going Concern

We had $2.2 million in cash at June 30, 2023 compared to $2.6 million at December 31, 2022. We have incurred substantial operating losses since its inception. As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $159 million at June 30, 2023, a net loss of approximately $14 million, and approximately $2.1 million of net cash used by operating activities for the six months ended June 30, 2023. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by us to fund our operations and to develop and commercialize our technology.

On June 23, 2023, we completed a public offering (the “June 2023 Offering”) of (i) 6,089,025 shares of common stock (“June 2023 Common Shares”), (ii) 4,886,586 prefunded warrants (the “June 2023 Prefunded Warrants”) to purchase 4,886,586 shares of common stock of the Company (the “June 2023 Prefunded Warrant Shares”) and (iii) 10,975,611 Series D warrants (the “Series D Common Warrants”) to purchase 10,975,611 shares of common stock of the Company (the “Series D Common Warrant Shares”). The offering price of each June 2023 Common Share and accompanying Series D Common Warrant was $0.41, and the offering price of each Prefunded Warrant and accompanying Class D Common Warrant was $0.4099.

Subject to certain ownership limitations described in the Series D Common Warrants, the Series D Common Warrants have an exercise price of $0.29 per share of common stock, are exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the Series D Common Warrants is subject to adjustment for stock splits, reorganizations, recapitalizations and similar capital transactions as described in the Series D Common Warrants.

We received net proceeds of approximately $3,800,000 from the June 2023 Offering, after deducting the estimated June 2023 Offering expenses payable by the Company.

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, management believes that there is substantial doubt in our ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements.

We plan to use our cash within the twelve months from June 30, 2023 and beyond for working capital and research and development.

Cash Flows

	Six Months Ended June 31,
	2023	2022
Cash flows used in operating activities	$(2,145,461)	$(12,893,604)
Cash flows used in investing activities	(2,249,304)	(1,736,292)
Cash flows from financing activities	4,037,093	9,300,684
Net (decrease) increase in cash during period	$(357,672)	$(5,329,212)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $2,145,461, attributable to a net loss of $14,000,532, offset by depreciation expense of $2,608,776, a provision for credit losses of $1,300,000, amortization of right of use asset of $734,405, change in fair value of warrant derivatives of $14,727,470, warrant liability issuance of $351,768, stock-based compensation expense of $228,656, a net decrease in operating assets of $16,797,059, and a net increase of operating liabilities of $4,561,877.

Net cash flows used in operating activities for the six months ended June 30, 2022 was $12,893,604, attributable to a net loss of $24,239,990, offset by depreciation expense of $1,938,527, amortization of right of use asset of $230,758, change in fair value of warrant liabilities of $4,045,732, warrant issue costs of $445,438, loss on sale of property equipment of $15,806, stock-based compensation expense of $26,202, a net increase in operating assets of $1,136,009 and a net increase of operating liabilities of $13,871,396.

Cash Flows from (Used in) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $2,249,304 attributed to the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2022 was $1,736,292 attributed to the sale of property and equipment and the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $4,037,093, attributable to proceeds from issuance of stocks net of costs $3,796,648, proceeds from loan payable $412,589, and repayment of loan payable $172,144.  Net cash provided by financing activities for the six months ended June 30, 2022 was $9,300,684 attributable to the net cash proceeds received from the issuance of common stock, preferred stock and warrants, as well as the repurchase of common stock warrants.

Net (Decrease) Increase in Cash During Period

As a result of the activities described above, we recorded a net decrease in cash of $357,672 for the six months ended June 30, 2023 and a net decrease in cash of $5,329,212 for the six months ended June 30, 2022.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of June 30, 2023 and as for the 12 months thereafter:

Contractual Obligations	As of June 30, 2023	For the twelve months ended June 30, 2024
Operating lease obligations	$4,566,318	$3,383,967
Total Contractual Obligations	$4,566,318	$3,383,967

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended June 30, 2023 and 2022, included with this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023, the end of the period covered by this report.  This is due to the material weaknesses described in our Form 10-K for the year ending December 31, 2022.

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

These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2023.

Remediation Plan

During the six months ended June 30, 2023, we have continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above by testing the procedures and policy put in place with our new enterprise resource planning system, Acumatica. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended June 30, 2023, except as described below..

On June 22, 2023, PCS Properties 2, LLC (the “Plaintiff”) filed a first amended complaint in the Superior Court, State of California, County of Orange, Central Justice Center (Case No. 30-2023-01326779-CU-UD-CJC) against the Company.  In the complaint, the Plaintiff is suing the Company for Breach of the Company’s lease agreement, dated December 10, 2021 (the “Lease”), for the real property located at 8687 Research Drive, Suites 100, 150, 250, Irvine, CA 92618 (collectively, the “Premises”).  In Plaintiff alleges that the Company owes the Plaintiff rent in the estimated sum of $124,800 for the Premises, representing due rent through May 31, 2023 and is suing the following damages: (i) the unpaid rent, (ii) the rent for the balance of the term of the Lease (June 1, 2023 to May 31, 2027) in the minimum sum of $2,374,278, less any sums that the Company proves could be reasonably avoided and  (iii) all other amounts necessary to compensate
Plaintiff
for
all the detriment proximately caused by the
Company’s
failure
to perform its obligations under
the Lease
or which in the
ordinary course
of
things would be
likely to result therefrom, including but not limited to the cost of
recovering possession of the
Premises, expenses of
reletting, including necessary renovation and alteration of
the
Premises, reasonable attorneys' fees, and that portion of
any leasing commission paid by Plaintiff
in connection with the Lease
applicable
to the unexpired term of the Lease, in an amount to be proved at trial or earlier hearing in this matter (iv) prejudgment interest at the maximum legal rate (v) reasonable attorney’s fees and court fees.  The Company is reviewing this matter with its real estate attorney and available legal options and strategies to resolve this matter with the Plaintiff.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

As previously reported by the Company on a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2023, on July 7, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to maintain a minimum bid price of at least $1.00 per share for the prior 30 consecutive trading day period from May 23, 2023 to July 6, 2023, based upon the closing bid price for its common stock as required by Nasdaq Listing Rule 5550(a)(2).

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until January 3, 2024, to regain compliance with the minimum bid requirement under Nasdaq Listing Rule 5550(a)(2). During the compliance period, the Company’s common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless extended by Nasdaq under Nasdaq Rule 5810(c)(3)(H), prior to January 3, 2024.

In the event the Company does not regain compliance during the compliance period, the Company may be eligible for additional 180 calendar days to comply with Nasdaq Listing Rule 5550(a)(2), subject to the Company satisfying the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the bid price requirement, subject to Nasdaq’s approval.

ITEM 6. EXHIBITS.

(a) Exhibits. The following documents are filed as part of this report:

Exhibit No.:	Description:

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith

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

TOUGHBUILT INDUSTRIES, INC.

Date: August 21, 2023	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)

