Form 10-Q
period 2023-09-30
Toughbuilt Industries, Inc
filed 2023-11-20
CIK 1668370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2023

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

As of November
20
, 2023, the registrant had
36,915,222 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	2

ITEM 1.	FINANCIAL STATEMENTS	2

	CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II.	OTHER INFORMATION	38

ITEM 1.	LEGAL PROCEEDINGS	38

ITEM 1A.	RISK FACTORS	38

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4.	MINE SAFETY DISCLOSURES	40

ITEM 5.	OTHER INFORMATION	40

ITEM 6.	EXHIBITS	41

	SIGNATURES	42

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(UNAUDITED)
Assets
Current Assets
Cash	$1,834,305	$2,564,237
Accounts receivable, net	8,992,889	16,810,659
Inventory, net	28,070,889	40,365,286
Prepaid and other current assets	543,343	369,792
Total Current Assets	39,441,426	60,109,974
Other Assets
Property and equipment, net	18,904,135	17,500,383
Right-of-use asset	4,021,988	4,415,859
Other assets	2,165,301	1,890,780
Total Assets	$64,532,850	$83,916,996

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$41,091,115	$29,671,272
Accrued expenses	4,461,713	3,010,914
Lease liability, current maturities	1,247,062	959,630
Short-term loan payable	707,625	973,583
Warrant and preferred investment option liabilities	5,740,899	16,116,273
Total Current Liabilities	53,248,414	50,731,672

Lease liability, net of current maturities	3,013,214	3,477,380
Total Liabilities	56,261,628	54,209,052

Stockholders’ Equity
Series C Preferred Stock, $ 0.0001 par value, 4,268 authorized, 0 issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 0 issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Series E Preferred Stock, $0.0001 par value, 15 authorized, 9 issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Series F Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Series G Preferred Stock, $0.0001 par value, 2,500 authorized, issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 36,915,222 and 14,078,997 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,691	1,408
Additional paid-in capital	181,469,690	174,659,589
Accumulated deficit	(173,202,159)	(144,953,053)
Total Stockholders’ Equity	8,271,222	29,707,944
Total Liabilities and Stockholders’ Equity	$64,532,850	$83,916,996

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net of allowances
Metal goods	$12,754,504	$19,226,191	$30,475,518	$34,354,744
Soft goods	6,035,706	8,239,785	25,938,923	27,258,989
Electronic goods	1,839,997	2,779,275	3,308,045	3,739,918
Total revenues, net of allowances	20,630,207	30,245,251	59,722,486	65,353,651

Cost of Goods Sold
Metal goods	10,351,690	14,923,322	25,732,707	28,041,096
Soft goods	3,646,862	4,868,601	16,528,326	18,011,023
Electronic goods	1,718,681	2,536,171	3,150,236	3,432,832
Total cost of goods sold	15,717,233	22,328,094	45,411,269	49,484,951

Gross profit	4,912,974	7,917,157	14,311,217	15,868,700

Operating expenses
Selling, general and administrative expenses	12,572,066	14,676,135	42,618,510	45,106,976
Research and development	2,916,349	2,781,676	9,357,273	8,050,481
Total operating expenses	15,488,815	17,457,811	51,975,783	53,157,457

Loss from operations	(10,575,441)	(9,540,654)	(37,664,566)	(37,288,757)

Other income (expense)
Warrant issuance costs	(186,450)	(969,791)	(538,218)	(1,415,229)
Change in fair value of warrant and preferred investment option liabilities	3,033,537	19,065,297	17,761,007	23,111,029
Inducement expense	(6,373,353)	-	(6,373,353)	-
Interest expense	(146,867)	(548,422)	(1,433,975)	(640,603)
Total other income	(3,673,133)	17,547,084	9,415,461	21,055,197

Net income (loss)	$(14,248,574)	$8,006,430	$(28,249,105)	$(16,233,560)

Common stock deemed dividend	-	(7,467,200)	-	(7,467,200)

Net income (loss) attributable to common stockholders	$(14,248,574)	$539,230	$(28,249,105)	$(23,700,760)

Basic net income (loss) per share attributed to common stockholders	$(0.46)	$0.05	$(1.37)	$(5.42)
Basic weighted average common shares outstanding	31,298,034	10,872,412	20,663,732	4,376,175
Diluted net income (loss) per share attributed to common stockholders	$(0.46)	$0.03	$(1.37)	$(5.42)
Diluted weighted average common shares outstanding	31,298,034	19,721,339	20,663,732	4,376,175

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock			Series F Preferred Stock			Series G Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2022	-	$-	-	$-	9		$-	-		$-	-	$-	861,997	$86	$156,184,327	$(98,287,890)	$57,896,523
Adoption of lease guidance	-	-	-	-	-		-	-		-	-	-				97,310	97,310
Issuance of preferred stock	-	-	-	-	-		-	2,500		-	2,500	-			1,833,995	-	1,833,995
Stock based compensation expense	-	-	-	-	-		-	-		-	-	-			13,101	-	13,101
Net loss	-	-	-	-	-		-	-		-	-	-	-	-	-	(12,103,938)	(12,103,938)
Balance - March 31, 2022	-	$-	-	$-	9		$-	2,500		$-	2,500	$-	861,997	$86	$158,031,423	$(110,294,518)	$47,736,991
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-		-	-		-	-	-	3,157,895	316	1,848,756	-	1,849,072
Issuance of common stock upon exercise of warrants	-	-	-	-	-		-	-		-	-	-	1,549,211	155	6,358,244	-	6,358,399
Cashless warrants exercised	-	-	-	-	-		-	-		-	-	-	153,640	15	(15)	-	-
Repurchase of common stock warrants	-	-	-	-	-		-	-		-	-	-	-	-	(2,500,000)	-	(2,500,000)
Net Loss	-	-	-	-	-		-	-		-	-	-	-	-	-	(12,136,051)	(12,136,051)
Stock based compensation expense	-	-	-	-	-		-	-		-	-	-	-	-	13,101		13,101
Balance – June 30, 2022	-	$-	-	$-	9		$-	2,500		$-	2,500	$-	5,722,743	$572	$163,751,509	$(122,430,569)	$41,321,512
Cashless warrants exercised	-	-	-	-	-		-	-		-	-	-	1,000,104	100	(100)	-	-
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-		-	-		-	-	-	4,000,000	400	(1,293,727)	-	(1,293,327)
Issuance of common stock upon exercise of warrants	-	-	-	-	-		-	-		-	-	-	1,603,684	160	9,229,854	-	9,230,014
Net Income	-	-	-	-	-		-	-		-	-	-				539,230	539,230
Stock based compensation	-	-	-	-	-		-	-		-	-	-	-	-	13,101		13,101
Balance – September 30, 2022	-	$-	-	$-	9		$-	2,500		$-	2,500	$-	12,326,531	$1,232	$171,700,637	$(121,891,339)	$49,810,530

Balance – January 1, 2023	-	$-	-	$-	9		$-	2,500		$-	2,500	$-	14,078,997	$1,408	$174,659,589	$(144,953,053)	$29,707,944
Issuance of common stock from prefunded warrants													867,445	87	(87)	-	-
Stock based compensation expense	-	-	-	-	-		-	-		-	-	-	-	-	115,139	-	115,139
Net loss	-	-	-	-	-		-	-		-	-	-	-			(8,275,162)	(8,275,162
Balance - March 31,2023	-	$-	-	$-	9		$-	2,500	$		2,500	$-	14,946,442	$1,495	$174,774,641	$(153,228,215)	$21,547,921

Issuance of common stock, net of issuance costs	-	-	-	-	-		-	-		-	-	-	10,975,611	1,097	550,736	-	551,833
Stock based compensation expense	-	-	-	-	-		-	-		-	-	-	-	-	113,517	-	113,517
Net loss	-	-	-	-	-		-	-		-	-	-	-	-	-	(5,725,370)	(5,725,370)
Balance - June 30, 2023	-	$-	-	$-	9	$		2,500	$		2,500	$-	25,922,053	$2,592	$175,438,894	$(158,953,585)	$16,487,901

Issuance of common stock, net of issuance costs	-			-	-		-	-		-	-	-	10,619,911	1,062	5,823,118	-	5,824,180
Issuance of common stock, conversion of warrants	-	-	-	-	-		-	-		-	-	-	373,258	37	108,207	-	108,244
Stock based compensation expense	-	-	-	-	-		-	-		-	-	-	-	-	99,471	-	99,471
Net loss	-			-	-		-	-		-	-	-	-	-	-	(14,248,574)	(14,248,574)
	-	$-	-	$-	9	$		2,500	$		2,500	$-	36,915,222	$3,691	$181,469,690	$(173,202,159)	$8,271,222

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,249,105)	$(16,233,560)

Adjustments to reconcile from n et los s to net cash used in operating activities:
Depreciation	4,088,358	3,103,204
Provision for credit losses	2,943,671	-
Stock-based compensation expense	328,127	39,303
Amortization of right-of-use asset	1,098,831	451,481
Warrant issuance costs	538,218	1,415,229
Loss on sale of property and equipment	-	15,806
Inducement expen se	6,373,353	-
Change in fair value of warrant and preferred investment option liabilities	(17,761,007)	(23,111,029)
Changes in operating assets and liabilities
Accounts receivable, net	4,874,099	(5,223,695)
Inventory	12,294,396	(1,573,602)
Prepaid assets	(173,551)	(2,075,468)
Other assets	(274,520)	(940,469)
Accounts payable	9,240,985	13,263,112
Accrued expenses	1,450,799	1,037,768
Lease liability	(881,694)	(463,217)
Net cash used in operating activities	(4,109,040)	(30,295,137)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	50,000
Purchases of property and equipment	(3,313,252)	(7,113,646)
Net cash used in investing activities	(3,313,252)	(7,063,646)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	5,978,067
Repurchase of common stock warrants	-	(2,500,000)
Proceeds from issuance of stock, net of costs	6,958,318	26,606,099
Proceeds from short-term loan payable	779,795	1,669,000
R epayments of short-term loan payable	(1,045,753)	(278,167)
Net cash provided by financing activities	6,692,360	31,474,999

Net decrease in cash	(729,932)	(5,883,784)
Cash, beginning of period	2,564,237	7,472,224
Cash, end of period	$1,834,305	$1,588,440

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,433,976	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$2,178,858	$1,392,570
Initial value of lease liability	$704,960	$5,140,057
Initial fair value of warrants and preferred investment options	$9,916,393	$23,488,442
Repayment of short-term loan payable in exchange for new short-term loan payable	$1,601,205	$-
Derecognition of warrant liability upon conversion	$-	$9,610,346

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TOUGHBUILT INDUSTRIES, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2023 and 2022
(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND BASIS OF PRESENTATION

General

The unaudited condensed consolidated financial statements of ToughBuilt Industries, Inc. (“ToughBuilt” or the “Company”) as of September 30, 2023 and for the nine months ended September 30, 2023 and 2022 should be read in conjunction with the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities Exchange Commission (“SEC”) on March 31, 2023 and can also be found on the Company’s website (www.toughbuilt.com). ToughBuilt was incorporated under the laws of the State of Nevada on April 9, 2012 under the name Phalanx, Inc., and on December 29, 2015, Phalanx, Inc. changed its name to ToughBuilt Industries, Inc.

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

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $173.2 million at September 30, 2023, a net loss of approximately $28.2 million, and approximately $4.1 million of net cash used in operating activities for the nine  months ended September 30, 2023. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from issuance of this Quarterly Report on Form 10-Q. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders.

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited annual financial statements, as included in the Company’s interim condensed consolidated financial statements on Form 10-Q, have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any other interim period. The information included in this Quarterly Report on Form 10-Q should be read in connection with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents at September 30, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for credit losses based on expected future uncollectible accounts receivable using forecasts of future economic conditions in addition to information about past events and current conditions.. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our financial position, results of operations, and cash flows. At September 30, 2023 and December 31, 2022, an allowance for credit losses of $2,050,917 and $2,918,869, respectively, was recorded.

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

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished saleable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At September 30, 2023 and December 31, 2022, there were no reserves for obsolete and slow-moving inventory.

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

Long-lived Assets

In accordance with ASC 360, “
Property, Plant, and Equipment
,” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the nine months ended September 30, 2023 and 2022.

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

The fair value of the Company’s warrant and preferred investment liability recorded in the Company’s financial statements was determined using a Black-Scholes valuation methodology and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company for the period in which the Company was public and its peer group for the remaining period. The expected life was based on the remaining contractual term of the warrants, and the risk-free interest rate was based on the im pli
ed yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	At September 30, 2023	At December 31, 2022
Risk-free interest rate	4.6% - 5.03%	4.06% - 4.32%
Contractual term	1.75 - 5 years	1.75 – 4.75 years
Dividend yield	0%	0%
Expected volatility	136.77%– 155.63%	88%- 99.5%

Level 3 Fair Value

Warrant and preferred investment option liability

The table below provides a reconciliation of the balances for the warrant and preferred investment option liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2022	$4,801,929
Fair Value of warrant and preferred investment option liability at issuance	33,098,789
Fair Value of warrant and preferred investment option liability upon exercise	(9,610,346)
Change in fair value of warrant and preferred investment option liability	(23,111,029)
Balance, September 30, 2022	$5,179,343

Balance, June 30, 2022	$2,960,853
Fair Value of warrant and preferred investment option liability at issuance	27,466,801
Fair Value of warrant and preferred investment option liability upon exercise	(6,183,014)
Change in fair value of warrant and preferred investment option liability	(19,065,297)
Balance, September 30, 2022	$5,179,343

Balance, January 1, 2023	$16,116,273
Fair Value of warrant and preferred investment option liability at issuance	9,916,393
Fair Value of warrant and preferred investment option liability at time of inducement	(2,530,760)
Change in fair value of warrant and preferred investment option liability	17,761,007)
Balance, September 30, 2023	$5,740,899

Balance, June 30, 2023	$4,985,287
Fair Value of warrant and preferred investment option liability at issuance	6,319,909
Fair Value of warrant and preferred investment option liability at time of inducement	(2,530,760)
Change in fair value of warrant and preferred investment option liabilit y	(3,033,537)
Balance, September 30, 2023	$5,740,899

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totalled $138,060 and $514,615 for the three months ended September 30, 2023 and 2022, respectively. Advertising expense totalled $621,988 and $2,805,812 for the nine months ended September 30, 2023 and 2022, respectively.

Patents

Legal fees and similar costs incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $1,784,691 and $1,459,232 as of September 30, 2023 and December 31, 2022, respectively, and are included in other assets on the accompanying condensed consolidated balance sheets. Amortization is expected to commence during the fourth quarter of 2023.

Research and Development

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $2,916,349, and $2,781,676 for the three months ended September 30, 2023 and 2022, respectively, and $9,357,273 and $8,050,481 for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss computation of basic and diluted net loss per common share:
Net income (loss) attributable to common stockholders	$(14,248,574)	$539,230	$(28,249,105)	$(23,700,760)

Basic and diluted net loss per share:
Basic net income (loss) per common share	$(0.46)	$0.05	$(1.37)	$(5.42)
Basic weighted average common shares outstanding	31,298,034	10,872,412	20,663,732	4,376,175
Diluted net income (loss) per common share	(0.46)	0.03	(1.37)	(5.42)
Diluted weighted average common shares outstanding	31,298,034	19,721,339	20,663,732	4,376,175

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as foll
o
ws as of September 30, 2023 and 2022 (in common equivalent shares):

	September 30,
	2023	2022
Warrants and preferred investment options	34,142,455	8,847,473
Options and restricted stock units	1,351,271	1,354
Total anti-dilutive weighted average shares	34,142,455	8,848,827

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

NOTE 3: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Office Construction Irvine	$4,975,451	$
Furniture	2,277,017		2,252,686
Computers	1,417,365		1,384,542
Production equipment	227,942		245,713
Tooling and molds	12,121,380		8,737,114
Auto	412,509		412,509
Application development	5,562,016		4,258,916
Website design	1,489,757		1,399,029
Steelbox	883,320		882,000
Leasehold improvements	747,879		5,058,790
Less: accumulated depreciation	(11,210,501)		(7,130,916)
Property and Equipment, net	$18,904,135		$17,500,383

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation expense	$1,479,582	$1,164,689	$4,088,358	$3,103,204

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

The Company also leases space in the United Kingdo
m
. The lease expires January 1, 2027, with monthly payments of approximately $41,000.

Supplemental balance sheet information related to leases is as follows as of September 30, 2023:

Operating leases
Right-of-use assets, net	$4,021,988

Current liabilities	1,247,062
Non-current liabilities	3,013,214
Total operating lease liabilities	$4,260,276

Weighted Average Remaining Lease Term	3.34 years

Weighted Average Discount Rate	4%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs are as follows:

For the years ending December 31,	Building leases
2023 (remaining)	$352,722
2024	1,481,667
2025	1,245,379
2026	1,211,105
2027	333,915
Total lease payments	4,624,788
Less: imputed interest	364,512
Present value of lease liabilities	$4,260,276

The Company recorded rent expense of $1,442,730 and $691,107 for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded rent expense of $430,839 and $233,200 for the three months ended September 30, 2023 and 2022, respectively.

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

On October 7, 2022, one of our stockholders (the “2022 Plaintiff”), filed a shareholder derivative action against us, Michael Panosian, Joshua Keeler, Zareh Khachatoorian, Martin Galstyan, et. al. (collectively, the “2022 Defendants”) in the Eighth Judicial District Court of Nevada, Case No. A-22-859580-B. In the complaint, the 2022 Plaintiff alleged a breach of the applicable 2022 Defendants’ fiduciary duties of loyalty, good faith, and due care owed to us and our shareholders, by negligently, willfully, recklessly and/or intentionally failing to perform their fiduciary duties primarily in connection with our registered direct offering of 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock in February 2022 and subsequent 1-for-150 reverse stock split effected in April 2022. The 2022 Plaintiff claimed that the 2022 Plaintiff has suffered (i) monetary damages in excess of $10,000, and (ii) attorney fees and costs, and is entitled to reimbursement. The 2022 Plaintiff asked for the following relief (i) issuance of a preliminary injunction enjoining us and the Board from continued of their fiduciary duties; (ii) damages incurred by the plaintiff; (iii) for an accounting of our books and records; (iv) equity relief; and (v) reimbursements of attorney and courts fees and other related costs. We believe that the claims put forth by the 2022 Plaintiff are without merit and we intend to vigorously defend oursel ves
 and the officers named in the complaint.

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
applicable
to the unexpired term of the Lease, in an amount to be proved at trial or earlier hearing in this matter (iv) prejudgment interest at the maximum legal rate (v) reasonable attorney’s fees and court fees.  The Company is reviewing this matter with its real estate attorney and available legal options and strategies to resolve this matter with the Plaintiff. As of September 30, 2023, the range of loss is estimated to be between $250,000 and $500,000, and the Company has accrued $375,000 for any potential loss.

NOTE 6: SHORT-TERM LOAN PAYABLE

In July 2022, the Company entered into a short-term loan in the amount of $1,669,000. The loan originally matured July 2023 and bore interest at 7.99%, with monthly payments of both interest and principal. In February 2023, the Company entered into an amended short-term loan in the amount of $1,127,000
 (“February Note”).
As part of this new short-term loan, the Company received an additional $412,589. The loan matures November 2023 and bears interest at 9.49
%, with monthly payments of both interest and principal. Subsequently in May 2023, the Company entered into a new short-term loan in the amount of $1,254,000 (“May Note”), part of which was used to pay off the February Note. Net proceeds from the May Note amounted to $367,206. The May Note matures in
February
2024 and bears interest at 9.49%, with monthly payments of both interest and principal.

NOTE 7: STOCKHOLDERS’ EQUITY

On September 30, 2023 and December 31, 2022, the Company had 200,000,000 shares of common stock, and 4,268 shares of Series C preferred stock authorized, both with a par value of $0.0001 per share. On September 30, 2023 and December 31, 2022, the Company had 5,775 shares of Series D preferred stock, and 15 Series E Non-Convertible preferred stock authorized, with a par value of $1,000 and $0.0001 per share, respectively. In addition, on September 30, 2023 and December 31, 2022, the Company had 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock authorized, both with a par value of $0.0001 per share.

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

In consideration for serving as the placement agent in connection with the private placement, the Company paid  H.C. Wainwright & Co., LLC (the “Placement Agent”), the Company paid the Placement Agent a cash fee of
7
% of the aggregate gross proceeds raised in the offering, plus a management fee equal to
0.5
% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued the Placement Agent warrants to purchase up to
10,000 shares of common stock for $7.50 per share from April 15, 2022 until February 15, 2027.

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

The Company received net proceeds of approximately $4,205,000 from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.  The total issuance costs amounted to $795,000 and the Company also recognized an initial fair value of warrants in the amount of $2,646,135. $275,130 of such issuance costs have been determined to be in connection with the warrants and have been expensed during 2022.   As of September 30, 2023, there were 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock issued and outstanding.

July 2022 Unit and Prefunded Unit Registered S-1 Offering

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

As compensation to H.C. Wainwright & Co., LLC in consideration for serving as the exclusive placement agent in connection with the offering (the “Placement Agent”), the Company paid the Placement Agent a cash fee of
7
% of the aggregate gross proceeds raised in the June 2022 Offering, plus a management fee equal to
0.5% of the gross proceeds raised in the Offering and reimbursement of certain expenses and legal fees. The Company also issued the
Placement Agent
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

July 2022 Private Placement

On July 27, 2022, the Company consummated the closing of a private placement (the “ July 2022 Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated July 25, 2022 (the “July 2022 Purchase Agreement”), by and among the Company and certain purchasers named on the signature pages thereto (the “Purchasers”). At the closing of the July 2022 Private Placement, the Company issued (i) 700,000 shares of common stock (the “Shares”); (ii) pre-funded warrants (the “July 2022 Pre-Funded Warrants”) to purchase an aggregate of 3,300,000 shares of common stock, (iii) Series A Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series A Preferred Investment Options”); and (iv) Series B Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series B Preferred Investment Options”, and, collectively with the Shares, the Pre-Funded Warrants, and the Series A Preferred Investment Options, the “Securities”). The purchase price of each Share and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $5.00 and the purchase price of each Pre-Funded Warrant and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $4.9999.

As compensation to H.C. Wainwright & Co., LLC in consideration for serving as the placement agent in connection with the July 2022 Offering (the “Placement Agent”), the Company issued Placement Agent preferred investment options to purchase up to 240,000 shares of common stock (“July 2022 Placement Options”). The July 2022 Placement Options have substantially the same terms as the Series A Preferred Investment Options, except that the July 2022 Placement Options have an exercise price equal to $6.25 per share and expire on the third anniversary from the date of the commencement of sales in the July 2022 Offering.

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

November 2022 Private Placement

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

As compensation to H.C. Wainwright & Co., LLC in consideration for serving as the exclusive placement agent in connection with the November 2022 Offering (the “Placement Agent”), the Company issued the Placement Agent  preferred investment options to purchase up to 157,915 shares of common stock (“November 2022 Placement Options”). The November 2022 Placement Options have substantially the same terms as the Series C Preferred Investment Options, except that the November 2022 Placement Options have an exercise price equal to $3.578365 per share and expire on the third anniversary from the date of the commencement of sales in the November 2022 Offering.

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

Ju
ne
2023 Private Placement

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

Subject to certain ownership limitations described in the June 2023 Prefunded Warrants, the June 2023 Prefunded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of Common Stock at any time until all of the June 2023 Prefunded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Series D Common Warrants or the June 2023 Prefunded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D Common Warrants or the June 2023 Prefunded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D Common Warrants or the June 2023 Prefunded Warrants, respectively, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company. All of the June 2023 Prefunded Warrants were exercised as of September 30, 2023.

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

The Company received net proceeds of approximately $3,800,000 from the June 2023 Offering, after deducting the estimated June 2023 Offering expenses payable by the Company. The total issuance costs amounted to approximately $703,450 and the Company also recognized an initial fair value of the Series D Common Warrants in the amount of $3,596,484. $351,768 of such issuance costs have been determined to be in connection with the Series D Common Warrants and have been expensed during the nine months ended September 30, 2023.

On August
 14
,

2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with certain holders (the “Holders”) of existing Series C preferred investment options (the “Existing Warrants”) to purchase shares of common stock of the Company. The Existing Warrants were issued on November 17, 2022 and had an exercise price of $2.356 per share (the “August Transaction”).

Pursuant to the Inducement Letter, the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 10,619,911 shares of the Company’s common stock at a reduced exercise price of $0.3201 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), as described below, to purchase up to 21,239,822 shares of the Company’s common stock (the “New Warrant Shares”). The Company expects to receive aggregate gross proceeds of approximately $3.4 million from the exercise of the Existing Warrants by the Holders, before deducting placement agent fees and other offering expenses payable by the Company.

The Company engaged the Placement Agent to act as its exclusive placement agent in connection with the transactions summarized above and has agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received from the Holders’ exercise of their Existing Warrants, as well as a management fee equal to 0.5% of the gross proceeds from the exercise of the Existing Warrants. Upon any exercise for cash of any New Warrants, the Company has agreed to pay the placement Agent a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect the exercise of the New Warrants, and a management fee of 0.5% of the aggregate gross exercise price paid in cash with respect to the New Warrants.

The Company has also agreed to reimburse the Placement Agent for its expenses in connection with the exercise of the Existing Warrants and the issuance of the New Warrants, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses, and agreed to pay the Placement Agent for non-accountable expenses in the amount of $25,000 and clearing fee of $15,950. The Company also agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase (i) up to 637,195 shares of common stock (6% of the Existing Warrants being exercised) which will have the same terms as the New Warrants except the Placement Agent Warrants will have an exercise price equal to $0.4001 per share (125% of the reduced exercise price of the Existing Warrants) and (ii) upon any exercise for cash of the New Warrants, that number of shares of common stock equal to 6.0% of the aggregate number of such shares of common stock underlying the New Warrants that have been exercised, which will have the same terms as the New Warrants except for an exercise price equal to $0.4001 per share. The closing of the transactions contemplated pursuant to the Inducement Letter on
August 17, 2023
(the “Closing Date”), subject to satisfaction of customary closing conditions. The Company used the net proceeds of these transactions for general corporate and working capital purposes.

The resale of the shares of the Company’s common stock issuable upon exercise of the Existing Warrants are registered on an existing registration statement on Form S-1 (File No: 333-268537) declared effective by the Securities and Exchange Commission (the “SEC”) on December 2, 2022.

The Company also agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then Form S-3 eligible) covering the resale of the New Warrant Shares issued or issuable upon the exercise of the New Warrants (the “Resale Registration Statement”), within 30 days of the Closing Date, and to have such Resale Registration Statement declared effective by the SEC within 90 days following the Closing Date. In the Inducement Letter, the Company agreed not to issue any shares of common stock or common stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until 30 days after the Closing Date. The Company also agreed not to effect or agree to effect any variable rate transaction (as defined in the Inducement Letter) until one (1) year after the Closing Date (subject to an exception).

The Company received net proceeds of approximately $3,000,000, after deducting the offering expenses payable by the Company. The total issuance costs amounted to approximately $455,908 and the Company also recognized an initial fair value of the New Warrants in the amount of $6,319,909. $296,450 of such issuance costs have been determined to be in connection with the New Warrants and have been expensed during the nine months ended September 30, 2023.

In addition, the Company recognized an inducement expense of $6,373,353 in connection with such transaction during the nine months ending September 30, 2023.

Warrants

October 2016 Private Placement – Placement

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

As of September 30, 2023, 133 warrants issued to the placement agents at an exercise price of $1,500 are outstanding and are currently exercisable.
As of December 31, 2022, 133 warrants issued to the placement agents at an exercise price of $1,500 and 9 at an exercise price of $18,000 were outstanding and exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the nine months ended September 30, 2023. Class B Warrants have an exercise price of $18,000 per share and shall expire between October 17, 2021 and May 15, 2023.

As of September 30, 2023 and December 31, 2022, the Company had 0 and 100, respectively, Class B Warrants issued and outstanding.

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

As of September 30, 2023 and December 31, 2022, the Company had 3,460 Series A Warrants issued and outstanding.

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

As of September 30, 2023 and December 31, 2022, the Company had 102,450
 - 2020 Offering Warrants issued and outstanding.

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

As of September 30, 2023 and December 31, 2022, the Company had 153,433 and 18,412, 2021 Offering Warrants and 2021 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $1,185 and $19,751 as of September 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

Warrant
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

2022 Offering Warrants

On February 15, 2022, in connection with the Company’s offer and sale of 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock, the Company sold 125,000 warrants (each exercisable into one share of common stock) at an exercise price equal to $37.65 per share. The warrants are exercisable from July 15, 2022 until the fifth anniversary of the initial exercise date. In consideration for serving as the placement agent
connection with the offering, the Company issued Wainwright warrants to purchase an aggregate of 10,000 shares of its common stock at an exercise price equal to $7.50 (the “2022 Placement Agent Warrants”). The 2022 Placement Agent Warrants are exercisable from July 15, 2022 until February 15, 2027.

As of September 30, 2023 and December 31, 2022, the Company had 125,000 and 10,000
-

2022
Offering
Warrants and 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $3,915 and $81,775 as of September 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

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

As of September 30, 2023 and December 31, 2022, the Company had 5,000 and 189,474, June 2022 Offering Warrants and June 2022 Placement Agent Warrants issued and outstanding, respectively. The total fair value of such warrants amounted to $20,255 and $333,605 as of September 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

July 2022 Preferred Investment Options

In the July 2022 Offering, the Company sold Series A Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series A Preferred Investment Options”); and Series B Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series B Preferred Investment Options”). The Series A and B Preferred Investment Options have an exercise price equal to $5, and immediately exercisable until the third and second anniversary, respectively, of the commencement of sales of the offering. In connection for serving as the placement agent in connection
with the July 2022 Offering, the Company
H.
C.
 Wainwright

& Co., LLC
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

In connection with the November 2022 Private Placement, the investors in the private placement agreed to cancel the Series A Preferred Investment Options and Series B Preferred Investment Options to purchase up to an aggregate of 8,000,000 shares of our common stock which were previously issued to the investors in July 2022. As of September 30, 2023 and December 31, 2022, the Company had 240,000 July 2022 Options issued and outstanding, respectively. The total fair value of such securities amounted to $7,440 and $173,673 as September 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

November 2022 Preferred Investment Options

In the November 2022 Offering, the Company sold Series C Preferred Investment Options to purchase an aggregate of 10,619,911 shares of common stock (the “Series C Preferred Investment Options”). The 10,619,911 Series C Preferred Investment Options includes the 8,000,000 of cancelled Series A and Series B Preferred Investment Options.

The Series C Preferred Investment Options have an exercise price equal to $
2.356
, and immediately exercisable until the third anniversary of the commencement of sales of the offering. In consideration for serving as the placement agent  in connection with the November 2022 Offering, the Company issued H.C. Wainwright & Co., LLC preferred investment options to purchase up to
157,195

shares of common stock (“November 2022 Placement Options”). The November 2022 Placement Options have substantially the same terms as the Series C Preferred Investment Options, except that the November 2022 Placement Options have an exercise price equal to $
3.578365

per share and expire on the third anniversary from the date of the commencement of sales in the November 2022 Offering.

During the nine months ended September 30, 2023, 10,619,911 Series C Preferred Investment Options were exercised in connection with the August 2023 transaction described above.

As of September 30, 2023 and December 31, 2022, the Company had  157,195 and
10,777,106,
respectively
,,

Series C Preferred Investment Options and July 2022 Options issued and outstanding. The total fair value of such securities amounted to $8,803 and $15,507,651 as of September 30, 2023 and December 31, 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

June 2023 Offering Warrants

In the June 2023 Offering, the Company sold Series D Common Warrants to purchase an aggregate of 10,975,611 shares of common stock (the “Series D Offering Warrants”).

The Series D Offering Warrants have an exercise price equal to $0.29, and immediately exercisable until the fifth anniversary of the commencement of sales of the offering.
In consideration for serving as the placement agent in connection with the June 2023 Offering, the Company issued Wainwright warrants  to purchase up to
658,527
 shares of common stock (“June 2023 Placement Warrants”).
The June 2023 Placement Warrants have substantially the same terms as the Series D Offering Warrants, except that the June 2023 Placement Warrants have an exercise price equal to $0.5125 per share.

As of September 30, 2023, the Company had 11,260,880, Series D Offering Warrants and June 2023 Placement Warrants issued and outstanding. The total fair value of such securities amounted to $1,960,243 as of September 30, 2023 and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

August 2023 Series C Preferred Investment Options Reset and Warrants

On August 17, 2023, the Company issued in a private placement, common stock purchase warrants (the “New Warrants”) to purchase up to 21,239,822 shares of the Company’s common stock (the “New Warrant Shares”) to certain holders of the Company’s then existing Series C preferred investment options (the “Series C Preferred Investment Options”) issued to such investors in the Company’s November 2022 Private Placement discussed above. The New Warrants were issued pursuant to an Inducement Offer Letter Agreement, dated August 14, 2023, between the Company and the investors pursuant to which the Company agreed to reduce the original exercise price of the Series C Preferred Investment Options from $2.356 to $0.3201 in exchange for the investors’ agreeing to exercise their Series C Preferred Investment Options for cash on or before 10:00 P.M. on August 14, 2023.  All of the Series C Preferred Investment Options were exercised before the deadline.

On August 15, 2023, the Company filed a prospectus supplement pursuant to the Company’s registration statement on Form S-1 (File No. 333-268537) declared effective by the SEC on December 2, 2022  therein registering the securities issued by the Company in the November 2022 Private Placement, including the Series C Preferred Investment Options and the shares of common stock issuable thereunder, to reflect the reduced exercise price of the Series C Preferred Investment Options.

Each New Warrant is exercisable for $0.3201 per share of common stock (subject to adjustment for stock splits, reorganizations and recapitalizations) immediately upon issuance until the fifth anniversary from the date of the issuance date.
If at the time of exercise of the New Warrants there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the New Warrant Shares, the New Warrants may be exercised in whole or in part by means of a “cashless exercise.”  On
August 24, 2023, the Company filed a registration statement on Form S-3 (File No. 333-274189) to register the New Warrant Shares. The registration statement was declared effective by the SEC on September 1, 2023.

In consideration for serving as the placement agent in connection with the August 2023 Transaction, the Company paid H.C. Wainwright & Co., LLC (the “Placement Agent”), the Company paid pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received from the Holders’ exercise of their Series C Preferred Investment Options, as well as a management fee equal to 0.5% of the gross proceeds from the exercise of the Series C Preferred Options.  Also, upon any exercise for cash of any New Warrants, the Company has agreed to pay the Placement Agent a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect the exercise of the New Warrants, and a management fee of 0.5% of the aggregate gross exercise price paid in cash with respect to the New Warrants
.
 also reimbursed the Placement Agent for its expenses in connection with the exercise of the Series C Preferred Investment Options and the issuance of the New Warrants, $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses, and non-accountable expenses in the amount of $25,000 and clearing fee of $15,950.  The Company also (i) issued the Placement Agent warrants (the “Placement Agent Warrants”) to purchase up to 637,195 shares of common stock (6% of the Series C Preferred Investment Options exercised) which have the same terms as the New Warrants except the Placement Agent Warrants for $0.4001 per share (125% of the reduced exercise price of the Series C Preferred Investment Options) and (ii) agreed to issue the Placement Agent additional Placement Agent Warrant exercisable for that number of shares of common stock equal to 6.0% of the aggregate number of such shares of common stock underlying the New Warrants that have been exercised, which will have the same terms as the New Warrants except for an exercise price equal to $0.4001 per share.

The Company received net proceeds of approximately $2.9 million from the exercise of the Series C Preferred Investment Options, after deducting commissions and expenses payable by the Company. The Company used the net proceeds for general corporate and working capital purposes.

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

On January 3, 2017, the Board of Directors of the Company approved and granted to the President/Chief Executive Officer of the Company, an option to purchase 83 shares of the Company’s Common Stock (“Option”) under the Company’s 2016 Plan. The Option will have an exercise price that is no less than $15,000.00 per share and will vest over four (4) years, with 25% of the total number of shares subject to the Option vesting on the one (1) year anniversary of the date of grant and, the remainder vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. Vesting will depend on the Officer’s continued service as an employee with the Company and will be subject to the terms and conditions of the 2016 Plan and the written Stock Option Agreement governing the Option. As of September 30, 2023, there was no unrecognized compensation expense.

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

As of September 30, 2023, there was no unrecognized compensation expense.

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

On December 28, 2022, the Company granted 1,350,000 stock options to management and employees of the Company. 900,000 of such stock options have the following vesting term: 50% vest upon the grant date, and the remaining vest in equal installments on the last day of each of the following thirty-six months. The remaining stock options have the following vesting term: in equal installments on the last day of each of the following forty-eight months. The fair value of these units as of the grant date was $2,003,130 based on the closing price of the Company’s stock. As of September 30, 2023, there was $969,256 of unrecognized compensation expense.

The Company recorded compensation expense of $99,471 for the three months ended September 30, 2023, and $328,127 for the nine months ended September 30, 2023.

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

The Company’s reserve for sales returns and allowances amounted to $407,246 as of September 30, 2023 and December 31, 2022.

NOTE 9: CONCENTRATIONS

Concentration of Customers

The Company sold its products to two

customers that account approximately 66% (51% and 15%)

of the total revenues for the three months ended September 30, 2023. The Company sold its products to two customers that account approximately 66% (51%, and 15%) of the total revenues for the three months ended September 30, 2022.

The Company sold its products to one customer that account approximately 51% of the total revenues for the nine months ended September 30, 2023. The Company sold its products to two customers that account approximately 74% (63%, and 11%) of the total revenues for the nine months ended September 30, 2022.

T
wo customers accounted for 49% and 56% of the total accounts receivable balance due to the Company at September 30, 2023 and December 31, 2022 respectively.

Concentration of Suppliers

The Company purchased products from three vendors for the three months ended September 30, 2023 that accounted for approximately 55% (20%, 20% and 16%) of its total cost of goods sold. The Company purchased products from three vendors for the three months ended September 30, 2022 that accounted for approximately 35% (12%, 12%, and 11%) of its total cost of goods sold.

The Company purchased products from one vendor for the nine months ended September 30, 2023 that accounted for approximately 26% of its total cost of goods sold. The Company purchased products from three vendors for the nine months ended September 30, 2022 that accounted for approximately 15% (5%, 5%, and 4%) of its total cost of goods sold
.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2023 and 2022. The Company’s bank balances exceeded FDIC insured amounts at times during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, the Company’s bank balance exceeded the FDIC insured amounts by $1,553,890 and $2,314,237, respectiv
ely.

Geographic Concentration

For the three and nine months ended September 30, 2023 and 2022, respectively, the Company had the following geographic concentrations:

	Percentage of revenues for the Three Months Ended		Percentage of revenues for the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Canada	3%	2%	3%	3%
Europe	16%	4%	14%	5%
United States of America	79%	90%	81%	86%
Others	2%	4%	2%	6%

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the condensed consolidated financial statements were issued noting that there were no items that would impact the accounting for events or transactions in the current period or require additional disclosures
, except those described below.

On September 21, 2023, the Company’s board of directors declared a dividend of one one-thousandth (0.001) of a share of Series H Preferred Stock, par value $0.0001 per share (“Series H Preferred Stock”), for each outstanding share of the Company’s common stock to stockholders of record at 5:00 p.m. Eastern Time on October 2,  2023 (the “Record Date”).

On September 21, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Nevada Secretary of State therein establishing the Series H Preferred Stock and describing the rights, obligations and privileges of the Series H Preferred Stock.

The Series H Preferred Stock consists of 50,000 shares.  Except as otherwise provided by the Company’s Amended and Restated Articles of Incorporation or bylaws  or required by law, each share of Series H Preferred Stock entitles the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series H Preferred Stock will have a ratable number of votes) exclusively with respect to (i) any proposal by the board to effect a reverse stock (the “Reverse Stock Split”); and (ii) any proposal to adjourn any meeting of shareholders called for the purpose of voting on Reverse Stock Split (the “Adjournment Proposal”). The Series H Preferred Stock is not entitled to vote on any other matter, except to the extent required under the Nevada Revised Statutes. All shares of Series H Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series H Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series H Preferred Stock that have not been redeemed pursuant to an Initial Redemption shall be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s shareholders of the Reverse Stock Split at any meeting of the shareholders held for the purpose of voting on such proposal (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemptions” and each a “Redemption”). Each share of Series H Preferred Stock redeemed in any Redemption shall be redeemed in consideration for the right to receive an amount equal to One Cent ($0.01) in cash for each hundred (100) whole shares of Series H Preferred Stock that are “beneficially owned” by the “beneficial owner” (as such terms are defined below) thereof as of the applicable Redemption Time and redeemed pursuant to such Redemption, payable upon receipt by the Company of a written request submitted by the applicable holder to the corporate secretary of the Company (each a “Redemption Payment Request”) following the applicable Redemption Time.

The Series H Preferred Stock do not have conversion or exchange rights and is not entitled to receive dividends.  The Series H Preferred will rank senior to the common stock as to any distribution of assets upon a liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Dissolution”). Upon any Dissolution, each holder of outstanding shares of Series H Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders, prior and in preference to any distribution to the holders of Common Stock, an amount in cash equal to $0.01 per outstanding share of Series H Preferred Stock.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to continue as a going concern;

•	Our ability to maintain our listing on the Nasdaq Capital Market or any exchange;

•	supply chain disruptions;

•	our limited operating history;

•	our ability to manufacture, market and sell our products;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to launch and penetrate markets;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors; and

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

Business Developments

The following highlights material business developments in our business during the nine months ended September 30, 2023:

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

Recent Developments

In October 2023, the Company launched its StackTech product line with an initial rollout more than 25 SKUs.  StackTech is an intuitive modular storage toolbox system and StackTech™ is the world’s first auto-locking stacking tool storage solution with 14 unique features.

TOUGHBUILT®

OUR NAME IS A PROMISE
OUR PRODUCTS ARE THE PROOF

TOUGHBUILT

STACKTECH™

StackTech™ is the world's most intuitive modular storage solution, offering unrivaled functionality through its effortless stacking, extensive product range, exceptional durability, and a groundbreaking transportation system that sets a new standard in the industry.

© 2024 ToughBuilt Industries, Inc. All rights reserved. Multiple patents pending.

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

Nasdaq Deficiency Notice; Series H Preferred Stock Dividend and Intended Reverse Stock Split

As previously reported by the Company on a Form 8-K filed with the SEC on July 11, 2023, on July 7, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to maintain a minimum bid price of at least $1.00 per share for the prior 30 consecutive trading day period from May 23, 2023 to July 6, 2023, based upon the closing bid price for its common stock as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until January 3, 2024, to regain compliance with the Bid Price Requirement under Nasdaq Listing Rule 5550(a)(2). During the compliance period, the Company’s common stock will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless extended by Nasdaq under Nasdaq Rule 5810(c)(3)(G), prior to January 3, 2024.
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

There can be no assurance that we will regain compliance with the Bid Price Requirement by the January 4, 2024 deadline, or that we will be eligible for the second 180 day compliance period. Our inability to regain compliance with the Bid Price Requirement would materially impair our ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

As previously reported by the Company on a Form 8-K filed with the SEC on September 21, 2023,  on September 21, 2023, the Company’s board of directors declared a dividend of one one-thousandth (0.001) of a share of Series H Preferred Stock, par value $0.0001 per share (“Series H Preferred Stock”), for each outstanding share of the Company’s common stock to stockholders of record at 5:00 p.m. Eastern Time on October 2,  2023 (the “Record Date”).

On September 21, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Nevada Secretary of State therein establishing the Series H Preferred Stock and describing the rights, obligations and privileges of the Series H Preferred Stock.

The Series H Preferred Stock consists of 50,000 shares.  Except as otherwise provided by the Company’s Amended and Restated Articles of Incorporation or bylaws  or required by law, each share of Series H Preferred Stock entitles the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series H Preferred Stock will have a ratable number of votes) exclusively with respect to (i) any proposal by the board to effect a reverse stock (the “Reverse Stock Split”); and (ii) any proposal to adjourn any meeting of shareholders called for the purpose of voting on Reverse Stock Split (the “Adjournment Proposal”). The Series H Preferred Stock is not entitled to vote on any other matter, except to the extent required under the Nevada Revised Statutes. All shares of Series H Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series H Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series H Preferred Stock that have not been redeemed pursuant to an Initial Redemption shall be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s shareholders of the Reverse Stock Split at any meeting of the shareholders held for the purpose of voting on such proposal (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemptions” and each a “Redemption”). Each share of Series H Preferred Stock redeemed in any Redemption shall be redeemed in consideration for the right to receive an amount equal to One Cent ($0.01) in cash for each hundred (100) whole shares of Series H Preferred Stock that are “beneficially owned” by the “beneficial owner” (as such terms are defined below) thereof as of the applicable Redemption Time and redeemed pursuant to such Redemption, payable upon receipt by the Company of a written request submitted by the applicable holder to the corporate secretary of the Company (each a “Redemption Payment Request”) following the applicable Redemption Time.

The Series H Preferred Stock do not have conversion or exchange rights and is not entitled to receive dividends.  The Series H Preferred will rank senior to the common stock as to any distribution of assets upon a liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Dissolution”). Upon any Dissolution, each holder of outstanding shares of Series H Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders, prior and in preference to any distribution to the holders of Common Stock, an amount in cash equal to $0.01 per outstanding share of Series H Preferred Stock.

On October 30, 2023, the Company filed a proxy statement with the SEC in connection with the Company’s 2023 Annual Stockholder Meeting to be held on December 12, 2023.  Provided a quorum is present in person or by proxy at the meeting, at the meeting the holders of the outstanding common stock and Series H Preferred Stock will be asked to vote approve a Reverse Stock Split of the Company’s common stock at a ratio of 1-for-20 to 1-for-100, with the ratio within such range to be determined at the discretion of the board and included in a public announcement.   The Company believes that the Reverse Stock Split will enable the Company to regain compliance with Nasdaq’s Bid Price Requirement but there can be no assurances that it will be successful in doing so.

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

Supply Chain

We acquire a majority of our products from manufacturers and distributors located in China, India and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of other qualified suppliers. We decreased our inventory from $40,365,286 at December 31, 2022 to $28,070,889 at September 30, 2023. Due to our inventory levels in 2022 and the nine months ended September 30, 2023, the ongoing supply chain disruptions have not had a material adverse effect on our operations and we do not currently anticipate that any continued supply chain disruptions will have a material adverse effect on our operations for the fiscal year 2023.

Results of Operations

The three months ended September 30, 2023  compared to the three months ended September 30, 2022.

Revenues

Revenues for the three months ended September 30, 2023 and 2022 were $20,630,207 and $30,245,251, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues decreased in 2023 over 2022 by $9,615,044, or 31.8%, primary due to decrease in demand.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 and 2022 was $15,717,233 and $22,328,094, respectively. Cost of goods sold decreased in 2023 over 2022 by $6,610,861, or 30%, primarily due to our decrease in sales. Cost of goods sold as a percentage of revenues in 2023 was 76.19% as compared to cost of goods sold as a percentage of revenues in 2022 of 73.82%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the three months ended September 30, 2023 and 2022 were $12,572,066 and $14,676,135, respectively. SG&A Expenses decreased in 2023 over 2022 by $2,104,069, or 14%, primarily due to a decrease in salaries. SG&A Expense for the quarter ended September 30, 2023 as a percentage of revenues was 60.94%, compared to 48.52% for the quarter ended September 30, 2022. We expect our SG&A Expenses will continue to decrease as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the three months ended September 30, 2023 and 2022 were $2,916,349 and $2,781,676, respectively. R&D costs increased by $134,673, or 4.8%. This increase was primarily due to developing new tools for the construction industry.

Other Expense

Other income (expense) for the three months ended September 30, 2023 consisted of change in fair value of warrant and preferred investment option liabilities in the amount of $3,033,537, interest expense of $146,867, inducement expense of $6,373,353 and warrant expense of $186,450. Other expense for the three months ended September 30, 2022 consisted of warrant and preferred investment option issuance costs in the amount of $969,791, interest expense of $548,422 and change in fair value of warrant and preferred investment option liabilities in the amount of $19,065,297.

Net Income (Loss)

Due to factors set forth above, we recorded a net loss of $14,248,574 for the three months ended September 30, 2023 as compared to a net income of $8,006,430 for the three months ended September 30, 2022.

The nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Revenues

Revenues for the nine months ended September 30, 2023 and 2022 were $59,722,486 and $65,353,651, respectively, which consisted of metal goods, soft goods and electronic goods sold to customers. Revenues decreased in 2023 over 2022 by $5,631,165, or 8.6%, primarily due to decrease in demand.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 and 2022 was $45,411,269 and $49,484,951, respectively. Cost of goods sold decreased in 2023 over 2022 by $4,073,682 or 8%, primarily due to our decrease in sales. Cost of goods sold as a percentage of revenues in 2023 was 76% as compared to cost of goods sold as a percentage of revenues in 2022 of 75.72%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and research and development costs. Selling, general and administrative expenses (the “SG&A Expenses”) for the nine months ended September 30, 2023 and 2022 were $42,618,510 and $45,106,976, respectively. SG&A Expenses decreased in 2023 over 2022 by $2,488,466, or 5.5% primarily due to a decrease in salaries. SG&A Expense for the nine months ended September 30, 2023 as a percentage of revenues was 71.36% compared to 69.02% for the nine months ended September 30, 2022. We expect our SG&A Expenses will start to increase at a lower rate as our business matures, and we develop economies of scale.

Research and development costs (“R&D”) for the nine months ended September 30, 2023 and 2022 were $9,357,273 and $8,050,481, respectively. R&D costs increased by $1,306,792, or 16.2%. This increase was primarily due to the development of new tools for the construction industry.

Other Expense

Other income (expense) for the nine months ended September 30, 2023 consisted of warrant issuance costs in the amount of $538,218 interest expense of $1,433,975, inducement expense of $6,373,353 and change in fair value of warrant liabilities in the sum of $17,761,007. Other expense for the nine months ended September 30, 2022 consisted of warrant issuance costs in the amount of $1,415,229, interest expense of $640,603 and change in fair value of warrant and preferred investment option liabilities in the sum of $23,111,029.

Net Income (Loss)

Due to factors set forth above, we recorded a net loss of $28,249,105 for the nine months ended September 30, 2023 as compared to a net loss of $16,233,560 for the nine months ended September 30, 2022.

Liquidity and Capital Resources; Going Concern

We had $1.8 million in cash at September 30, 2023 compared to $2.6 million at December 31, 2022. We have incurred substantial operating losses since its inception. As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $173.2 million at September 30, 2023, a net loss of approximately $28.2 million, and approximately $4.1 million of net cash used by operating activities for the nine months ended September 30, 2023. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by us to fund our operations and to develop and commercialize our technology.

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

On August 17, 2023, the Company issued in a private placement, common stock purchase warrants (the “New Warrants”) to purchase up to 21,239,822 shares of the Company’s common stock (the “New Warrant Shares”) to certain holders of the Company’s then existing Series C preferred investment options (the “Series C Preferred Investment Options”) issued to such investors in the Company’s November 2022 Private Placement.   The New Warrants were issued pursuant to an Inducement Offer Letter Agreement, dated August 14, 2023, between the Company and the investors pursuant to which the Company agreed to reduce the original exercise price of the Series C Preferred Investment Options from $2.356 to $0.3201 in exchange for the investors’ agreeing to exercise their Series C Preferred Investment Options for cash on or before 10:00 P.M. on August 14, 2023.  All of the Series C Preferred Investment Options were exercised before the deadline. The Company received net proceeds of approximately $
2.9
million from the exercise of the Series C Preferred Investment Options, after deducting commissions and expenses payable by the Company. The Company used the net proceeds for general corporate and working capital purposes.   Each New Warrant is exercisable for $0.3201 per share of common stock (subject to adjustment for stock splits, reorganizations and recapitalizations) immediately upon issuance until the fifth anniversary from the date of the issuance date. If at the time of exercise of the New Warrants there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the New Warrant Shares, the New Warrants may be exercised in whole or in part by means of a “cashless exercise.”  On August 24, 2023, the Company filed a registration statement on Form S-3 (File No. 333-274189) to register the New Warrant Shares.  The registration statement was declared effective by the SEC on September 1, 2023.

We
intend
to use our cash within the twelve months from September 30, 2023 and beyond for working capital and research and development.

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

Cash Flows

	Nine Months Ended September 30,
	2023		2022
Cash flows used in operating activities	$	(4,109,040)	$(30,295,137)
Cash flows used in investing activities		(3,313,252)	(7,063,646)
Cash flows from financing activities		6,692,360	31,474,999
Net (decrease) increase in cash during period		$(729,932)	$(5,883,784)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $4,109,040 , attributable to a net loss of $28,249,105, offset by depreciation expense of $4,088,358, a provision for credit losses of $2,943,671, amortization of right of use asset of $1,098,832, change in fair value of warrant derivatives of $17,761,007, warrant liability issuance of $538,218, stock-based compensation expense of $328,127, inducement expense of $6,373,353, a net decrease in operating assets of $16,720,423, and a net increase of operating liabilities of $9,810,090.

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

Cash Flows from (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $3,313,252 attributed to the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2022 was $7,063,646 attributed to the sale of property and equipment and the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $6,692,360, attributable to proceeds from issuance of stocks net of costs $6,958,318, proceeds from loan payable $779,795, and repayment of loan payable $1,045,753.  Net cash provided by financing activities for the nine months ended September 30, 2022 was $31,474,999 attributable to the net cash proceeds received from the issuance of common stock, preferred stock and warrants, as well as the repurchase of common stock warrants.

Net (Decrease) Increase in Cash During Period

As a result of the activities described above, we recorded a net decrease in cash of $729,932 for the nine months ended September 30, 2023 and a net decrease in cash of $5,883,784 for the nine months ended September 30, 2022.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of September 30, 2023 and as for the 12 months thereafter:

Contractual Obligations	As of September 30, 2023	For the twelve months ended September 30, 2024
Operating lease obligations	$4,260,276	$1,247,062
Total Contractual Obligations	$4,260,276	$1,247,062
Significant Accounting Policies

See the footnotes to our unaudited financial statements for the quarter ended September 30, 2023 and 2022, included with this Quarterly Report on Form 10-Q.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023, the end of the period covered by this report.  This is due to the material weaknesses described in our Form 10-K for the year ending December 31, 2022.

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

These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2023.

Remediation Plan

During the nine months ended September 30, 2023, we have continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above by testing the procedures and policy put in place with our new enterprise resource planning system, Acumatica. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended September 30, 2023, except as described below.

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

ITEM 1A. RISK FACTORS.

Our inability to regain compliance with Nasdaq’ Minimum Bid Price Requirement would have a negative impact on our business.

As previously reported by the Company on a Form 8-K filed with the SEC on July 11, 2023, on July 7, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to maintain a minimum bid price of at least $1.00 per share for the prior 30 consecutive trading day period from May 23, 2023 to July 6, 2023, based upon the closing bid price for its common stock as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until January 3, 2024, to regain compliance with the Bid Price Requirement under Nasdaq Listing Rule 5550(a)(2). During the compliance period, the Company’s common stock will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless extended by Nasdaq under Nasdaq Rule 5810(c)(3)(G), prior to January 3, 2024.
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

There can be no assurance that we will regain compliance with the Bid Price Requirement by the January 3, 2024 deadline, or that we will be eligible for the second 180 day compliance period. Our inability to regain compliance with the Bid Price Requirement would materially impair our ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

Cybersecurity threats and attacks have become increasingly sophisticated and prevalent. These threats may result in unauthorized access to our systems and data, data breaches, disruption of our operations, financial losses, and damage to our brand and reputation.

Our business faces cybersecurity risks that could have a material adverse effect on our business operations, financial condition, and reputation.

Key factors contributing to cybersecurity risks include, but are not limited to:

•
Constantly Evolving Threat Landscape
: The landscape of cybersecurity threats is constantly evolving, with new attack vectors, malware, and vulnerabilities emerging regularly. We may not be able to anticipate or mitigate all potential threats effectively.

•
Data Vulnerability
: We collect, store, and process sensitive customer and corporate data, making us a target for cybercriminals seeking to steal or exploit this information. A data breach could lead to financial and legal liabilities, including regulatory fines and customer trust erosion.

•
Third-Party Risks
: Our reliance on third-party vendors, suppliers and service providers exposes us to risks associated with their cybersecurity practices. A breach or security failure in a third-party system could impact our operations and data.

•
Phishing and Social Engineering
: Employees and individuals connected to our organization may be susceptible to phishing attacks or social engineering tactics that compromise security. Human error or manipulation can lead to breaches.

•
Regulatory Compliance
: We are subject to various data protection and privacy regulations, and non-compliance could result in legal and financial penalties. Adhering to these regulations requires ongoing efforts and resources.

•	Business Interruption : A cyberattack or system breach may disrupt our operations, affecting our ability to serve customers, fulfill orders, and maintain revenue, resulting in financial losses.
•	Reputation Damage : A publicized cybersecurity incident can significantly damage our brand and reputation, leading to customer churn and reduced market confidence.

Additionally, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We will be subject to such annual report disclosure requirements starting with our 2024 Form 10-K and we will be subject to such Form 8-K disclosure requirements starting June 15, 2024.

We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy and data security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.

Any failure or perceived failure by us or third parties upon whom we rely to comply with obligations, relating to privacy and data security may result in significant consequences including but not limited to governmental investigations and enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation, additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal information.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers; interruptions or stoppages in our business operations; inability to process personal information; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 17, 2023, the Company issued in a private placement, common stock purchase warrants (the “New Warrants”) to purchase up to 21,239,822 shares of the Company’s common stock (the “New Warrant Shares”) to certain holders of the Company’s then existing Series C preferred investment options (the “Series C Preferred Investment Options”) issued to such investors in the Company’s November 2022 Private Placement. The New Warrants were issued pursuant to an Inducement Offer Letter Agreement, dated August 14, 2023, between the Company and the investors pursuant to which the Company agreed to reduce the original exercise price of the Series C Preferred Investment Options from $2.356 to $0.3201 in exchange for the investors’ agreeing to exercise their Series C Preferred Investment Options for cash on or before 10:00 P.M. on August 14, 2023. All of the Series C Preferred Investment Options were exercised before the deadline.

Each New Warrant is exercisable for $0.3201 per share of common stock (subject to adjustment for stock splits, reorganizations and recapitalizations) immediately upon issuance until the fifth anniversary from the date of the issuance date. If at the time of exercise of the New Warrants there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the New Warrant Shares, the New Warrants may be exercised in whole or in part by means of a “cashless exercise.” On August 24, 2023, the Company filed a registration statement on Form S-3 (File No. 333-274189) to register the New Warrant Shares. The registration statement was declared effective by the SEC on September 1, 2023.

In consideration for H.C. Wainwright & Co., LLC (the “Placement Agent”) serving as the placement agent in connection with the August 2023 Transaction, the Company (i) issued the Placement Agent warrants (the “Placement Agent Warrants”) to purchase up to 637,195 shares of common stock (6% of the Series C Preferred Investment Options exercised) which have the same terms as the New Warrants except the Placement Agent Warrants for $0.4001 per share (125% of the reduced exercise price of the Series C Preferred Investment Options); and (ii) agreed to issue the Placement Agent additional Placement Agent Warrant exercisable for that number of shares of common stock equal to 6.0% of the aggregate number of such shares of common stock underlying the New Warrants that have been exercised, which will have the same terms as the New Warrants except for an exercise price equal to $0.4001 per share.

The Company received net proceeds of approximately $
2.9
million from the exercise of the Series C Preferred Investment Options, after deducting commissions and expenses payable by the Company. The Company used the net proceeds for general corporate and working capital purposes.

The Company issued the New Warrants and the Placement Agent Warrants pursuant to the exemption from the registration requirements of the Securities Act available under Section 4(a)(2).

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

TOUGHBUILT INDUSTRIES, INC.

Date: November 20, 2023	By:	/s/ Michael Panosian
	Name:	Michael Panosian
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Martin Galstyan
	Name:	Martin Galstyan
	Title:	Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)

