Form 10-K
period 2023-12-31
Toughbuilt Industries, Inc
filed 2024-12-23
CIK 1668370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ until ______

Commission File Number: 001-38739

TOUGHBUILT INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	46-0820877
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8669 Research Drive Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 528-3100

Securities registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TBLT	OTC Expert Market

Series A Warrants	TBLTW	OTC Expert Market

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

Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant as of June 30, 2023 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon the reported closing price of $19.44 per share on the Over-The-Counter Market on that date, was approximately $7,749,742. Solely for purposes of this calculation, the officers and directors and holders of five percent (5%) of any class of voting securities of the Company are considered affiliates.

As of December 20, 2024, the Registrant had 1,443,125 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

ii

PART I

Item 1. Description of Business.

Overview

ToughBuilt Industries, Inc. was formed to design, manufacture, and distribute innovative tools and accessories for the building industry. We market and distribute various home improvement and construction product lines for both Do-It-Yourself and professional markets under the TOUGHBUILT® brand name within the global multibillion-dollar per year tool market. All of our products are designed by our in-house design team. Since our initial product sales launch ten years ago, we have experienced annual sales growth from approximately $1 million in 2013, to approximately $76 million in 2023.

Our business is currently based on the development of innovative and state-of-the-art products, primarily in tools and hardware category, with a particular focus on building and construction industry with the ultimate goal of making life easier and more productive for contractors and workers alike.

Our three major categories contain a total of 22 product lines, consisting of (i) Soft Goods, which includes kneepads, tool bags, pouches, and tool belts; (ii) Metal Goods, which consists of sawhorses, tool stands and workbench; and (iii) Utility Products, which includes utility knives, aviation snips, shears, lasers, and levels. We also have several additional categories and product lines in various stages of development.

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

Our mission consists of providing innovative, superior-quality products to the building and home improvement communities derived in part from enlightened creativity for our end users while enhancing performance, improving well-being, and building high brand loyalty.

We operate through the following subsidiaries: (i) ToughBuilt Industries UK Limited; (ii) ToughBuilt Mexico; (iii) ToughBuilt Armenia, LLC; (iv) ToughBuilt Columbia, and (iv) ToughBuilt Brazil.

Corporate History

We were incorporated in the State of Nevada on April 9, 2012, as Phalanx, Inc. On December 29, 2015, we changed our name to ToughBuilt Industries, Inc. On September 18, 2018, we effected a 1-for-2 reverse stock split of our common stock. We consummated our initial public offering pursuant to a registration statement on Form S-1 (File No: 333-226104) declared effective by the SEC on November 8, 2018, and become an SEC Exchange Act reporting company pursuant to a Form 8-A (File No. 001-38739) on November 8, 2018. On April 25, 2022, we effected a 1-for-150 reverse stock split of our common stock. On January 2, 2024, we effected a 1-for-65 reverse stock split of our common stock. All share amounts and dollar amounts have been adjusted for the reverse stock splits.

Recent Developments

To maintain its prior listing with the Nasdaq, the Company effected a reverse stock split of its outstanding common stock on a one (1) share for sixty-five (65) shares basis, rounding up for fractional shares, and our common stock commenced trading on a post-reverse stock split basis at market open on January 2, 2024. Unless otherwise indicated, the share and per share information in this report reflects our prior reverse stock splits, including the 1-for-65 stock split. The authorized number and par value of our common stock did not change as a result of the reverse stock split.

Subsequent Events

On April 25, 2024, we filed a Form 8-K with the SEC, disclosing that we received a delinquency notice from Nasdaq on April 19, 2024, informing us that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) due to our failure to file this Annual Report by the prescribed due date.

On May 22, 2024, we filed a Form 8-K with the SEC, disclosing that we received an additional delinquency notice in connection with our failure to file our quarterly report on Form 10-Q for the fiscal quarter ended on March 31, 2024, and Nasdaq required us to submit a plan by June 18, 2024 to regain compliance with respect to the late Form 10-K and Form 10-Q.

On June 12, 2024, we submitted our plan to Nasdaq to regain its compliance. If Nasdaq accepts our plan, we will have up to 180 days from the due date of the delinquent Form 10-K, or October 14, 2024 to file our delinquent Form 10-Qs. If Nasdaq does not accept the plan, we could request a hearing. It is not guaranteed that Nasdaq will accept our plan or grant an exception, and compliance with other listing requirements cannot be guaranteed.

On August 7, 2024, we notified The Nasdaq Stock Market LLC that the Company was voluntarily withdrawing its appeal to the Nasdaq Hearings Panel. Although the Company was earlier notified by Nasdaq on August 7, 2024, that it had regained compliance with the majority independent board and various board committee requirements, specifically under Nasdaq Listing Rules 5605(b), 5605(c)(2)(A)(i) and (ii), 5605(d)(2)(A) and 5605(e)(1), the Company remained subject to delisting based on its continued non-compliance with Nasdaq’s filing requirement, as set forth in Nasdaq Listing Rule 5250(c)(1), and due to concerns raised by the Staff regarding the independence of a former director pursuant to Nasdaq Rule 5101 and IM-5101-1. As a result of the Company’s voluntary withdrawal, by separate notice dated August 7, 2024, Nasdaq notified the Company that trading of the Company’s common stock on Nasdaq would be suspended effective with the open of business on Friday, August 9, 2024. On September 20, 2024, Nasdaq filed a Form 25 Notification of Delisting with the Securities and Exchange Commission (the “SEC”).

The Company is diligently working on the preparation and filing of its Form 10-Qs for the quarters ending March 31, 2024, June 30, 2024, and September 30, 2024, respectively. The Company is committed to ensuring that this filing is completed in a timely and accurate manner, with the goal of meeting all regulatory requirements and deadlines. The efforts to finalize this filing are ongoing, and the Company is focused on ensuring that all necessary documentation and financial statements are prepared in accordance with applicable accounting standards and regulations. The Company is committed to maintaining transparency and compliance with applicable reporting requirements.

2023 Business Developments

The following highlights material business developments in our business during the fiscal year ended December 31, 2023:

●	In January 2023, we launched over 40 SKUs in the Handheld Screwdrivers segment, including ratcheting bit drivers, insulated screwdrivers, precision, slotted, Phillips, Torx and cabinet screwdrivers, and demolition drivers.

●	In January 2023, we expanded our distribution agreement with Sodimac, South America’s largest home improvement and construction supplier. In this extended agreement, stores in Chile, Peru, Argentina, Colombia, Brazil, and Uruguay will initially begin with selling 15 SKUs in-store and bring 23 SKUs to Sodimac’s online marketplace.

●	In January 2023, we launched more than 20 new SKUs in the Handheld Wrench segment, including adjustable wrenches, construction wrenches, and pipe wrenches.

●	In February 2023, we launched our new line of pliers and clamps. The new line, comprised of more than 40 SKUs, will be made available for purchase through leading U.S. home improvement retailers and across ToughBuilt’s growing strategic networks of North American and global trade partners and buying groups, servicing over 18,900 storefronts and online portals worldwide.

●	In August 2023, the Company expanded its distribution in the European Union with two major retail groups, La Platforme Du Batiment and Prolians, servicing professional customers in France and Spain.

●	In August 2023, the Company expanded its product distribution to customers in the United Kingdom through new business with Howdens UK and City Electrical Factors UK (“CEF”), marking entry into a combined network of more than 1,200 retail locations nationwide.

●	In October 2023, the Company launched its StackTech™ product line, initially rolling out more than 25 SKUs. StackTech™ is an intuitive modular storage toolbox system, and StackTech™ is the world’s first auto-locking stacking tool storage solution with 14 unique features.

Our Products

We create innovative products that help our customers build faster, build stronger, and work smarter. We accomplish this by listening to what our customers want and need and researching how professionals work; then we create tools that help them save time, hassle, and money.

TOUGHBUILT® manufactures and distributes an array of high-quality and rugged tool belts, tool bags, and other personal tool organizer products. We also manufacture and distribute a complete line of knee pads for various construction applications and a variety of metal goods, including utility knives, aviation snips and shears, and digital measures such as lasers and levels. Our line of job site tools and material support products consists of a full line of miter saw and table saw stands, sawhorses/job site tables, roller stands and workbench. Our products are designed and engineered in the United States and manufactured in China, India, and the Philippines under our supervision of quality control. We do not need government approval for any of our products.

Our soft-sided tool storage line is designed for a wide range of Do-It-Yourself and professional needs. This line of pouches and tool and accessories bags is designed to organize our customers’ tools faster and easier. Interchangeable pouches clip on and off any belt, bag ladder wall, or vehicle. Our products let our customers carry what they want so they have it when they want it. ToughBuilt wide-mouth tool carry-all bags come in sizes from 12 inches to 30 inches. They all have steel-reinforced handles and padded shoulder straps, allowing massive loads to be easily carried. Rigid plastic hard-body lining protects everything inside. Double mesh pockets are included inside to provide complete visibility for stored items. They include a lockable zipper for added security and safety and secondary side handles for when it takes more than one to carry the load.

These products have innovative designs with unique features that provide extra functionality and enhanced user experience. Patented features such as our exclusive “Cliptech” mechanism incorporated in some of the products in this line are unique in these products for the industry and have distinguished the line from other similarly situated products; thus, we believe there is an increasing appeal among the different products of this category in the professional community and among the enthusiasts.

Soft Goods

The flagship of the product line is the soft goods line, consisting of over 100 variations of tool pouches, tool rigs, tool belts and accessories, tool bags, totes, a variety of storage solutions, and office organizers/bags for laptop/tablet/cellphones, etc. Management believes that the breadth of the line is one of the deepest in the industry and has specialized designs to suit professionals from all industry sectors, including plumbers, electricians, framers, builders, and more.

We have a selection of over ten models of kneepads, some with revolutionary and patented design features that allow the users to interchange components to suit particular conditions of use. Management believes these kneepads are among the best-performing kneepads in the industry. Our “all-terrain” knee pad protection with snap shell technology is part of our interchangeable kneepad system, which helps to customize the job site needs. They are made with superior quality using multilevel layered construction, heavy-duty webbing, and abrasion-resistant PVC rubber.

Metal Goods

Sawhorses and Work Support Products

The second major category consists of Sawhorses and Work Support products with unique designs and robust construction targeted for the most discerning users in the industry. The innovative designs and construction of more than 18 products in this category have led to the sawhorses becoming among the best sellers of the category everywhere they are sold. The newest additions in this category include several stands and work support products that are quickly gaining recognition in the industry and are expected to position themselves in the top-tier products in a short time. Our sawhorse line, miter saw, table saw & roller stands, and workbench are built to very high standards. Our sawhorse/jobsite table is fast to set up, holds 2,400 pounds, has adjustable heights, is made of all-metal construction, and has a compact design. We believe that these lines of products are slowly becoming the standard in the construction industry.

All of our products are designed in-house to achieve features and benefits for the professional construction worker and the Do-It-Yourself person.

Electronic Goods

Digital measures and levels

TOUGHBUILT’s third major product line is digital measures and levels. These digital measures are targeted toward PROs for accurate job site measuring to ensure the job is done right and on time. These digital measures help calculate the amount of construction products needed to finish the job, such as measuring floors, tiles, and paint.

Below is just a sample of our products offered:

Tool Belt Sets	Contractor Pouches

Padded Belts	Laptop Bags

Bags & Totes	Rolling Bags

Saw Horses	Knee Pads

Utility Knives and Other Tools	Levelers and Measuring Tools

StackTech™

In October 2023, we launched our StackTech™ product line with an initial rollout of over 25 SKUs. StackTech™ is an intuitive modular storage toolbox system, and StackTech™ is the world’s first auto-locking stacking tool storage solution with 14 unique features.

Our Business Strategy

Our product strategy is to develop product lines in a number of categories rather than focus on a single line of goods. We believe that this approach allows for rapid growth and wider brand recognition and may ultimately result in increased sales and profits within an accelerated period. We believe that building brand awareness of our current ToughBuilt lines of products will expand our share of the pertinent markets. Our business strategy includes the following key elements:

●	A commitment to technological innovation achieved through consumer insight, creativity, and speed to market;

●	A broad selection of products in both brand and private labels;

●	Prompt response;

●	Superior customer service; and

●	Value pricing.

We will continue considering other market opportunities while focusing on our customers’ specific requirements to increase sales.

Market

In addition to the construction market, our products are marketed to the “Do-It-Yourself” and home improvement marketplace. The home improvement industry has fared much better after the Great Recession than the housing market. The U.S. housing stock of more than 130 million homes requires regular investment merely to offset normal depreciation. And many households that might have traded up to more desirable homes during the downturn decided instead to make improvements to their current homes. Meanwhile, federal and state stimulus programs encouraged homeowners and rental property owners to invest in energy-efficient upgrades that they might otherwise have deferred. Finally, many rental property owners reinvested in their units, responding to a surge in demand from households either facing foreclosure or nervous about buying amid the housing market uncertainty.

TOUGHBUILT® products are available worldwide in many major retailers, ranging from home improvement and construction products and services stores to major online outlets. Currently, we have placement in Lowes, Home Depot, Menards, Bunnings (Australia), Princess Auto (Canada), Dong Shin Tool PIA (S. Korea), and others, as well as seeking to grow our sales in global markets such as Western and Central Europe, Russia and Eastern Europe, South America and the Middle East.

Retailers by region include:

●	United States: Lowe’s, Home Depot, Menards, Harbor Freight, ACE Hardware, Acme, TSC;

●	Canada: Princess Auto;

●	United Kingdom: Wickes, TOOL STATION, Huws Gray, Selco Builders Warehouse, MKM, City Electrical Factors, and Carpet & Flooring;

●	Europe: Elecktro3 and NCC Hardware;

●	South America: Sodimac;

●	Mexico: Sears;

●	Middle East: Lamed;

●	Australia: Kincrome and Bunnings;

●	New Zealand: Kincrome and Bunnings;

●	South Korea: Dong Shin Tool PIA Co., Ltd.

We are actively expanding into other markets, including South Africa.

We are currently in product line reviews and discussions with Home Depot Canada, Do It Best, True Value, and other major retailers both domestically and internationally. A product line review requires the supplier to submit a comprehensive proposal that includes product offerings, prices, competitive market studies, relevant industry trends, and other information. Within the near term, management anticipates adding three major retailers to its customer base, along with several distributors and private retailers within six sectors and fifty-six targeted countries.

Innovation and Brand Strength

Management believes that ToughBuilt’s robust capabilities eclipse those of many competitors. Not every distributor or factory has the ability to quickly identify industry and end-user opportunities and execute quickly to deliver winning product lines consistently. Also, in our view, most distributors and factories do not have a recognizable and reputable brand or the proven ability to reach major retailers globally to position their products and brands. We believe that we are able to take a design from concept to market within a very short period of time.

Product and Services Diversification

TOUGHBUILT® is a singular brand with a driven team that is poised to scale into a highly recognized global entity. In the next few years, we aim to grow ToughBuilt with several significant subsidiaries to become the hub/platform for professionals, Do-It-Yourselfers, and passionate builders everywhere. Management anticipates future subsidiaries focusing on licensing, gear, mobile, equipment rentals, and maintenance services.

New Products

Tools

In 2022, we launched the following product lines:

●	Tape Measures and Chalk Reels

●	Striking Tools

●	Long Handle Garden and Landscaping Tools

●	Pliers and Clamps

In 2022, we launched the following tools:

●	Reload Utility Knife

●	21 new SKUs into the global handsaws segment

●	500 ft. Rotary Laser Level Kit

●	40+ new SKUs into the Handheld Screwdrivers segment

●	20 new SKUs into the Handheld Wrenches segment

In 2023, we launched the following product lines:

●	Screw Drivers line

●	Wrench line

●	Pliers and Clamps

●	StackTech™ line

Mobile Device Products

Since 2013, we have been planning, designing, engineering, and sourcing the development of a new line of ToughBuilt mobile devices and accessories for the construction industry and building enthusiasts. However, due to microchip shortages, we have currently suspended this segment and put it on hold and will continue developing it in the near future.

Sales Strategy

The devices, accessories, and bolt-on digital tools will be sold through relevant home improvement big box stores, direct marketing to construction companies, direct marketing of trade/wholesale outlets and to professional outlets.

Suppliers

We use several suppliers to produce our products. We believe that we could retain other suppliers in the event of a slow-down or loss of one or more of its current suppliers without a material adverse effect on our business operations, timeliness of delivery, or quality of products.

Intellectual Property

We hold several patents and trademarks of various durations and believe that we hold, have applied for, or license all of the patents, trademarks, and other intellectual property rights necessary to conduct our business. We utilize trademarks (licensed and owned) on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, identifying our brands and our Company, and distinguishing our goods from those of others. We consider our ToughBuilt®, Cliptech®, and Fearless® trademarks among our most valuable intangible assets. Trademarks registered both in and outside the U.S. are generally valid for ten years, depending on the jurisdiction, and are generally subject to an indefinite number of renewals for a like period on appropriate application.

In 2019, the United States Patent and Trademark Office (USPTO) granted two new design patents (U.S. D840,961 S and US D841,635 S) that cover ToughBuilt’s ruggedized mobile devices, which are valid for a period of 15 years. We also have several patents pending with the USPTO and anticipate three or four of them to be granted in the near future.

We also rely on trade secret protection for confidential and proprietary information relating to our product designs and processes. Copyright protection is also utilized when appropriate.

Domain names are valuable corporate assets for companies around the world, including ToughBuilt. They often contain a trademark, service mark, or even a corporate name and are often considered intellectual property. Our core strengths are the recognition and value of the ToughBuilt name, trademark, and domain name.

We have entered into and will continue to enter into confidentiality, non-competition, and proprietary rights assignment agreements with our employees and independent contractors and with our suppliers to protect our intellectual property.

We have not entered into any royalty agreements concerning our intellectual property.

Competition

The tool equipment and accessories industry is highly competitive worldwide. We compete with a significant number of other tool equipment and accessories manufacturers and suppliers to the construction, home improvement, and Do-It-Yourself industry, many of which have the following:

●	Significantly greater financial resources than we have;

●	More comprehensive product lines;

●	Longer-standing relationships with suppliers, manufacturers, and retailers;

●	Broader distribution capabilities;

●	Stronger brand recognition and loyalty; and

●	The ability to invest substantially more in product advertising and sales.

Our competitors’ greater capabilities in the above areas enable them to better differentiate their products from ours, gain stronger brand loyalty, withstand periodic downturns in the construction and home improvement equipment and product industries, compete effectively based on price and production, and more quickly develop new products. These and other industry-wide downward pressures on gross margins can adversely affect our financial condition and operating results. Principal competitive factors important to us include price, product features, relative price/performance, product quality and reliability, design innovation, marketing and distribution capability, service and support, and corporate reputation.

Seasonality

Our company’s revenues are not seasonal. However, we usually experience a spike in sales when introducing new products.

Human Capital Resources

As of December 31, 2023, we had 165 employees, including our four executive officers and eight independent contractors and consultants. We engage consultants on an as-needed basis to supplement existing staff. Our employees, consultants, and contractors involved with sensitive and proprietary information have signed non-disclosure agreements. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain, and reward personnel through the granting of stock-based and cash-based compensation awards to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Available Information

Our website address is www.toughbuilt.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and proxy and registration statements filed or furnished with the SEC are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with or furnish such materials to the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge, on our website as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through our website’s “Investor Relations” section. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and our stock price could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. Before making an investment decision, you should carefully consider the risks described below and all other information included in this report, including our financial statements and related notes. The statements in this report that are not historical facts are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occur, our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern.

We have incurred substantial operating losses since our inception. As reflected in the consolidated financial statements, we had an accumulated deficit of approximately $191.4 million at December 31, 2023 a net loss of approximately $46.4 million, and approximately $5.1 million of net cash used in operating activities for the year ended December 31, 2023. The accompanying consolidated financial statements in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As such, we believe that we will need additional financing to fund our operations and develop and commercialize our technology. Also, we will seek to obtain additional capital through debt or sale of equity financing or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders, and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we cannot obtain such additional financing, future operations will need to be scaled back or discontinued. Due to these factors, management believes that there is substantial doubt in our ability to continue as a going concern for the twelve months from the issuance of these consolidated financial statements.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required.

We may not be able to generate any profit in the foreseeable future. For the year ended December 31, 2023, we reported a net loss of $46.4 million, compared to a net loss of $39.3 million for the year ended December 31, 2022. Accordingly, there is no assurance that we will realize profits in fiscal 2024 or thereafter. If we fail to generate profits from our operations, we will not be able to sustain our business. We may never report profitable operations or generate sufficient revenue to maintain our Company as a going concern. We continue to control our cash expenses as a percentage of expected revenue on an annual basis and thus may use our cash balances in the short term to invest in revenue growth; however, we cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms or at all. Our inability to generate profits could have an adverse effect on our financial condition, results of operations, and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources.”

We have limited management and staff and will be dependent upon partnering arrangements.

As of December 31, 2023, we have eight (8) independent contractors and consultants. Our dependence on third-party consultants and service providers creates a number of risks, including but not limited to, the possibility that such third parties may not be available to us as and when needed, and that we may not be able to properly control the timing and quality of work conducted with respect to our projects. If we experience significant delays in obtaining the services of such third parties or poor performance by such parties, our results of operations and stock price will be materially adversely affected.

The loss of any of our executive officers could adversely affect us.

We currently only have four (4) executive officers. We depend on our executive officers’ extensive experience to implement our acquisition and growth strategy, specifically, Michael Panosian, our President and Chief Executive Officer, and Joshua Keeler, our Vice President of Research and Development. The loss of the services of any of our executive officers could negatively impact our operations and our ability to implement our strategy. Although we maintain a “key man” life insurance policy only for Michael Panosian, we do not carry any key man life insurance for any of our other employees, and our key man insurance policy for Mr. Panosian is for $2 million and will be insufficient to recover any losses resulting from Mr. Panosian’s death or disability while serving as our President and Chief Executive Officer.

We may be unable to attract the necessary employees or be able to prevent our current employees from leaving us.

To induce valuable employees to remain with us, in addition to salary and cash incentives, we have provided restricted stock and stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management may terminate their employment with us. Our success also depends on our ability to continue to attract, retain, and motivate employees.

If the hosts of third-party marketplaces limit our access to such marketplaces, our operations and financial results may be adversely affected.

Third-party marketplaces account for a portion of our revenues. Our sales through online third-party marketplaces represented a combined 15% of total sales for the fourth quarter ended December 31, 2023. We anticipate that sales of our products on third-party marketplaces will continue to account for a portion of our revenues. In the future, the loss of access to these third-party marketplaces, or any significant cost increases from operating on the marketplaces, could significantly reduce our revenues, and the success of our business depends partly on continued access to these third-party marketplaces. Our relationships with our third-party marketplace providers could deteriorate due to various factors, such as if they become concerned about our ability to deliver quality products on a timely basis or to protect a third party’s intellectual property. In addition, third-party marketplace providers could prohibit our access to these marketplaces if we are not able to meet the applicable required terms of use. Loss of access to a marketplace channel could result in lower sales, and as a result, our business and financial results may suffer.

We are highly dependent upon manufacturers in China, India, and Philippines, and an interruption in such relationships or our ability to obtain products from them could adversely affect our business and results of operations.

Our products are manufactured by factories in China, India, and Philippines. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us depends on a number of unforeseeable factors and may be beyond our control. For example, financial or operational difficulties that some of our manufacturers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing manufacturers or fail to find replacement or additional manufacturers in a timely manner and on acceptable commercial terms, we may not be able to continue to offer our products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.

A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs or damage to our reputation. Such disruptions may result from damage or destruction to our distribution centers, weather-related events, natural disasters, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor, shipping capacity, third-party contract disputes, supply or shipping interruptions or costs, military conflicts, acts of terrorism, public health issues, including pandemics or quarantines (such as the COVID-19 pandemic) and related shutdowns, re-openings or other actions by the government, civil unrest or other factors beyond our control. In recent years, U.S. ports, particularly those located on the West Coast, have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which the pandemic has further exacerbated. Disruptions to our supply chain due to any of the above factors could negatively impact our financial performance or condition.

In addition, a significant percentage of our product production, downstream processing, and sales occur outside the United States or with vendors, suppliers, or customers located outside the United States. If the United States places tariffs or other restrictions on foreign imports from China, India, the Philippines, or other countries, or any related counter-measures are taken, our business, financial condition, results of operations, and growth prospects may be harmed. Tariffs may increase our cost of goods, which could result in lower gross margins on certain of our products. If we raise prices to account for any such increase in costs of goods, the competitiveness of the affected products could potentially be reduced. In either case, increased tariffs on imports from China, India, Philippines, or other countries could materially and adversely affect our business, financial condition and results of operations. Trade restrictions and sanctions implemented by the United States or other countries, including sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine, could materially and adversely affect our business, financial condition, and results of operations.

We are highly dependent upon manufacturers in China, India, and Philippines, which exposes us to complex regulatory regimes and logistical challenges.

We acquire majority of our products from manufacturers and distributors located in China, India, and Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner or that would allow us to rely on customary indemnification protection with respect to any third-party claims similar to some of our U.S. suppliers. In addition, because many of our suppliers are outside of the United States, additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

●	political, social, and economic instability and the risk of war or other international incidents in China, India or the Philippines;

●	fluctuations in foreign currency exchange rates that may increase our cost of products;

●	the imposition of duties, taxes, tariffs, or other charges on imports;

●	difficulties in complying with import and export laws, regulatory requirements, and restrictions;

●	natural disasters and public health emergencies, such as the recent outbreak of a novel strain of coronavirus identified first in Wuhan, Hubei Province, China, and having turned into a global pandemic that has impacted a number of countries from which we purchase products;

●	import shipping delays resulting from foreign or domestic labor shortages, slowdowns, or stoppage;

●	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;

●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;

●	financial or political instability in any of the countries in which our product is manufactured;

●	potential recalls or cancellations of orders for any product that does not meet our quality standards;

●	disruption of imports by labor disputes or strikes and local business practices;

●	political or military conflict involving the U.S. or any country in which our suppliers are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to product being damaged and delivered on time;

●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and

●	our ability to enforce any agreements with our foreign suppliers.

If we were unable to import products from China, India, and Philippines or import them cost-effectively, we could suffer irreparable harm to our business and be required to significantly curtail our operations, file for bankruptcy, or cease operations.

From time to time, we may also have to resort to administrative and court proceedings to enforce our legal rights with foreign suppliers. However, it may be more challenging to evaluate the level of legal protection we enjoy in China, India, and Philippines and the corresponding outcome of any administrative or court proceedings than in comparison to our suppliers in the United States.

Increasing commodity prices such as fuel, plastic, and metal could negatively impact our profit margins.

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions, and tariffs. Increasing prices in the component materials for the parts of our goods may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide consistent quality products as they may substitute lower-cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations. Our cost base also reflects significant elements for freight, including fuel. Rapid and significant changes in commodity prices such as fuel, plastic, and metal may negatively affect our profit margins.

Our results of operations could be negatively impacted by inflationary or deflationary economic conditions, which could affect our ability to obtain goods from our suppliers in a timely and cost-effective manner.

Our profitability may be negatively impacted if we are unable to mitigate any inflationary increases through various customer pricing actions and cost-reduction initiatives. Conversely, in the event there is deflation, we may experience pressure from our customers to reduce prices, and there can be no assurance that we would be able to reduce our cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), the loss of such assets would have a severe negative effect on our operations and liquidity.

We may maintain our cash assets at certain financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect on our liquidity, financial condition, and our results of operations.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited and our business could suffer.

We maintain international business operations throughout Europe with a majority being in the United Kingdom. Our international operations include sales and back-office support services for our European market. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

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

If we fail to offer a broad selection of products at competitive prices or maintain sufficient inventory to meet customer demands, our revenue could decline.

In order to expand our business, we must successfully offer, on a continuous basis, a broad selection of products that meet the needs of our customers, including being the first to market with new SKUs. Consumers use our products for a variety of purposes, including repair, performance, aesthetics, and functionality. In addition, to be successful, our product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will successfully offer products that meet all these requirements. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences or we otherwise fail to maintain sufficient in-stock inventory, our revenue could decline.

As a result of our international operations, we have foreign exchange risk.

Our purchases of products from our China, India, and the Philippines suppliers are denominated in U.S. dollars; however, a change in the foreign currency exchange rates could impact our product costs over time. Our financial reporting currency is the U.S. dollar and changes in exchange rates due to functional currencies of respective countries could significantly affect our reported results and consolidated trends. For example, if the U.S. dollar weakens year-over-year relative to currencies in our international locations, our consolidated gross profit and operating expenses would be higher than if currencies had remained constant.

Our products could be recalled.

The Consumer Product Safety Commission or other applicable regulatory bodies may require the recall, repair, or replacement of our products if they are found not to be in compliance with applicable standards or regulations. A recall could increase costs and adversely impact our reputation, thereby negatively impacting our financial condition, results of operations, and cash flows.

Regulatory and Litigation Risks

Product liability claims and other kinds of litigation could affect our business, reputation, financial condition, results of operations and cash flows.

The products we design and/or have manufactured can lead to product liability or other legal claims being filed against us. In the past, and may in the future, we have been subject to legal proceedings other than those relating to product liability claims. To the extent that plaintiffs are successful in showing that a defect in a product’s design, manufacture or warnings led to personal injury or property damage, or that our provision of services resulted in similar injury or damage, we may be subject to claims for damages. Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages below the insurance retention amount. In addition to claims concerning individual products, as a manufacturer, we can be subject to costs, potential negative publicity, and lawsuits related to product recalls, which could adversely impact our results and damage our reputation.

Even defending against unsuccessful claims could cause us to incur significant expenses and divert management’s attention. In addition, even if the money damages themselves did not cause substantial harm to our business, the damage to our reputation and the brands offered on our websites could adversely affect our future reputation and our brand, and could result in a decline in our net sales and profitability.

Failure to comply with privacy laws and regulations and adequately protect customer data could harm our business, damage our reputation, and result in a loss of customers.

Federal and state regulations may govern the collection, use, sharing, and security of data that we receive from our customers. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, U.S. Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.

The regulatory framework for data privacy is constantly evolving, and privacy concerns could adversely affect our operating results.

The regulatory framework for privacy issues is evolving and will likely remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the way we conduct our business; in fact, there are active discussions among U.S. legislators around adopting a new U.S. federal privacy law. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting and maintaining certain kinds of data. In June 2018, California enacted the California Consumer Privacy Act, which took effect on January 1, 2020, and in November 2020, California voters approved Proposition 24, which amended the California Consumer Privacy Act and added new additional privacy protections that began on January 1, 2023 (the “C.C.P.A.”). The C.C.P.A. gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, the right not to be discriminated against for exercising these rights, the right to correct inaccurate personal information that a business has about them and the right to limit the use and disclosure of sensitive personal information collected about them. We are required to comply with the C.C.P.A. The C.C.P.A. provides for civil penalties for violations and a private right of action for data breaches that are expected to increase data breach litigation. The C.C.P.A. may increase our compliance costs and potential liability. Some observers have noted that the C.C.P.A. could begin a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

If we are unable to protect our intellectual property rights, our reputation and brand could be impaired, and we could lose customers.

We regard our trademarks, trade secrets, and similar intellectual property rights as critical to our success. We rely on trademark and copyright law, trade secret protection, and confidentiality and license agreements with employees, customers, partners, and others to protect our proprietary rights. We cannot be sure that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could incur significant expenses to preserve them. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may adversely impact our earnings. We have common law trademarks, as well as pending federal trademark registrations for several marks and several registered marks. However, any registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective trademarks, service marks, copyrights, patents, and trade secrets protection may not be available in every country where our products and services are available online. We also currently own or control a number of Internet domain names, including www.toughbuilt.com, and have invested time and money in purchasing domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and other countries. If we cannot protect our trademarks, domain names, or other intellectual property, we may experience difficulties achieving and maintaining brand recognition and customer loyalty.

If we are unable to protect our intellectual property, our business may be adversely affected.

We must protect the proprietary nature of the intellectual property used in our business. There can be no assurance that trade secrets and other intellectual property will not be challenged, invalidated, misappropriated, or circumvented by third parties. Our intellectual property includes issued patents, patent applications, trademarks, trademark applications, and know-how related to business, product, and technology development. We plan on taking the necessary steps, including but not limited to filing additional patents as appropriate. There is no assurance any additional patents will be issued or that when they are issued, they will include all of the claims currently included in the applications. Even if they do issue, those new patents and our existing patents must be protected against possible infringement. Nonetheless, we currently rely on contractual obligations of our employees and contractors to maintain the confidentiality of our products. To compete effectively, we need to develop and continue to maintain a proprietary position concerning our technologies, and business. The risks and uncertainties that we face concerning intellectual property rights principally include the following:

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

It is also possible that others may obtain issued patents that could prevent us from commercializing certain aspects of our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. If we license patents, our rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and we may be unable to do so. Furthermore, there can be no assurance that the work-for-hire, intellectual property assignment, and confidentiality agreements entered into by our employees and consultants, advisors, and collaborators will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. As all of our products are manufactured in China, India, and the Philippines, we may not have the same strength of intellectual property protection and enforcement in such countries as in North America or Europe. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy. The strength of our patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

We may not be able to enforce our intellectual property rights worldwide.

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

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property. If we are unable to enforce our intellectual property rights throughout the world adequately, our business, financial condition, and results of operations could be adversely impacted.

Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees, other costs, and reputational harm.

We are sometimes the subject of complaints or litigation from customers, employees, or other third parties for various reasons. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to exceed our insurance coverage limits greatly or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Existing or future government regulation could expose us to liabilities and costly changes in our business operations and could reduce customer demand for our products and services.

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer nonpublic information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet, the effect of which on e-commerce is uncertain. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing emails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts, and other communications, intellectual property rights, and information security. Furthermore, it is unclear how existing laws governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to the Internet or other online services or our business, in general, may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, impeding the growth of the Internet, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We may not maintain sufficient or any insurance coverage to cover the types of claims or liabilities that could arise due to such regulations.

Possible new tariffs that the United States government might impose could have a material adverse effect on our results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted in and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout from 2018 to 2023, the U.S. imposed tariffs on imports from several countries, including China. If further tariffs are imposed on imports of our products or retaliatory trade measures are taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin, and profitability if we are unable to pass increased prices onto our customers.

We operate in an industry with the risk of intellectual property litigation. Claims of infringement against us may hurt our business.

Our success depends, in part, upon the non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. Participants that own, or claim to own, intellectual property may aggressively assert their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others. Future litigation may be necessary to defend us or our clients by determining the scope, enforceability, and validity of third-party proprietary rights or to establish its proprietary rights. Some competitors have substantially greater resources and are able to sustain the costs of complex intellectual property litigation to a greater degree and for extended time periods. In addition, patent-holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

●	adversely affect relationships with future clients;

●	cause delays or stoppages in providing products;

●	divert management’s attention and resources;

●	subject us to significant liabilities; and

●	require us to cease some or all of its activities.

In addition to liability for monetary damages, which may be tripled and may include attorneys’ fees or, in some circumstances, damages against clients, we may be prohibited from developing, commercializing, or continuing to provide some or all of our products unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could adversely affect our operations and financial results.

Since we operate globally, our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity, or other similar events. From time to time, we could have a significant investment in a particular asset type, a large revenue stream associated with a specific customer or industry, or a large number of customers located in a certain geographic region. Decreased demand from a discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations.

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus, and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter-measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyber-attacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the preceding, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Risks Related to Information Technology

The Company’s lack of formalized cybersecurity measures and protocols exposes it to significant risks that could materially and adversely affect its business operations, financial condition, and reputation. In particular:

1.	Increased Vulnerability to Cyber Attacks: Without robust cybersecurity measures in place, the Company is at an elevated risk of falling victim to cyber-attacks, including, but not limited to, malware, ransomware, phishing, and denial-of-service attacks. Such incidents could disrupt business operations, cause the loss of critical data, and allow unauthorized access to sensitive information.

2.	Data Breach and Loss of Confidential Information: The absence of comprehensive cybersecurity protocols increases the likelihood of a data breach. A breach could result in the loss or theft of proprietary business information, intellectual property, or personal data of employees, customers, and other stakeholders. This could expose the Company to legal liabilities, regulatory fines, and loss of trust among customers and partners.

3.	Financial Impact: Cybersecurity incidents could impose significant financial burdens on the Company, including costs associated with investigation, remediation, legal fees, and potential settlements or penalties arising from litigation and regulatory actions. Additionally, the Company may incur substantial costs to implement remedial measures and enhance its cybersecurity infrastructure post-incident.

4.	Regulatory Compliance Risks: The Company operates in an environment that is increasingly regulated regarding data protection and cybersecurity. Failure to establish and maintain adequate cybersecurity measures could result in non-compliance with applicable laws and regulations, leading to legal penalties, sanctions, and reputational damage.

5.	Reputational Damage: Cybersecurity incidents can significantly damage the Company’s reputation and brand image. A loss of customer confidence could result in decreased demand for the Company’s products and services, affecting its market position and long-term profitability.

6.	Operational Disruptions: Cyber attacks can disrupt the Company’s operational capabilities, impacting its ability to deliver products and services, manage supply chains, and maintain financial reporting systems. Prolonged disruptions could have a material adverse effect on the Company’s operational performance and financial results.

The Company acknowledges the importance of cybersecurity and is evaluating its needs to develop and implement appropriate measures to enhance its cybersecurity posture. However, there can be no assurance that these initiatives will sufficiently mitigate the risks associated with cybersecurity threats. The landscape of cybersecurity risks is constantly evolving, and the Company will need to continuously assess and update its cybersecurity measures in response to emerging threats.

General Risk Factors

An investment in our securities is speculative, and there can be no assurance of a return on such an investment.

An investment in our securities is speculative, and there can be no assurance that investors will obtain any return on their investment. Investors may be subject to substantial risks involved in an investment in our securities, including losing their entire investment.

Certain provisions of our Articles of Incorporation could allow the concentration of voting power in one individual, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may benefit our stockholders.

Provisions of our Articles of Incorporation, such as our ability to designate and issue a class of preferred stock without stockholder approval, may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer, or proxy contest involving our Company that is not approved by our board of directors (“Board”), even if those events may be perceived to be in the best interests of our stockholders. For example, one or more of our affiliates could theoretically be issued a newly authorized and designated class of shares of our preferred stock. Such shares could have significant voting power, which may dilute the voting power of our common stock, among other terms. Consequently, anyone to whom these shares of preferred stock were issued could have sufficient voting power to significantly influence, if not control, the outcome of all corporate matters submitted to the vote of our common stockholders, subject to the rules promulgated by Nasdaq. Those matters could include the election of directors, changes in the size and composition of the Board, and mergers and other business combinations involving our Company. In addition, through any such person’s control of the Board and voting power, the affiliate may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by our Company. In addition, the concentration of voting power in the hands of an affiliate could have the effect of delaying or preventing a change in control of our Company, even if the change in control would benefit our stockholders and may adversely affect the future market price of our common stock should a trading market therefore develop.

If you purchase shares of our common stock, you may experience immediate and substantial dilution in your shares’ net tangible book value. In addition, we may issue shares of common stock under our equity incentive plans and additional equity or convertible debt securities in the future, which may dilute investors further.

We are currently authorized to issue up to 200,000,000 shares of common stock. In the future, we may issue previously authorized and unissued shares of common stock, which would dilute current stockholders’ ownership interests. Additional shares are subject to issuance through various equity compensation plans or the exercise of currently outstanding equity awards. The potential issuance of additional shares of common stock may create downward pressure on the trading price of our common stock. In the future, we may issue additional shares of common stock or other securities that are convertible into or exercisable for common stock to raise capital or effectuate other business purposes. Purchasers of the shares we sell and our existing stockholders will experience significant dilution if we sell shares at prices significantly below the price at which they invested. In addition, to the extent we need to raise additional capital in the future and we issue additional shares of common stock or securities convertible or exchangeable for our common stock, our then existing stockholders may experience dilution, and the new securities may have rights senior to those of our common stock offered in this offering. Any of the above events could significantly harm our business, prospects, financial condition and results of operations, as well as cause the price of our common stock to decline.

Our stock price has been and may continue to be volatile.

The market price of our common stock has been and may continue to be subject to material volatility. Such fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or other factors, some of which are beyond our control, such as:

●	the ongoing impacts of the COVID-19 pandemic and the resulting impact on stock market performance;

●	fluctuations in our financial results or outlook or those of companies perceived to be similar to us;

●	changes in the prices of commodities associated with our business;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	announcements by us or our competitors of significant contracts, acquisitions, or strategic partnerships;

●	regulatory developments;

●	litigation involving us or our general industry;

●	additions or departures of key personnel; and

●	changes in general economic, industry, and market conditions.

In the past, many companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business. Any insurance we maintain may not provide adequate coverage against potential losses from such securities litigation, and if claims or losses exceed our liability insurance coverage, our business would be adversely impacted. In addition, insurance coverage may become more expensive, which could harm our financial condition and results of operations.

Other international and geopolitical events could also have a severe adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In October 2023, Israel initiated a military action against and Hamas in Gaza. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict, and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We may need but be unable to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities, and in the future, we hope to rely on revenues generated from operations to fund our activities’ cash requirements. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts, or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, and results of operations because we could lose our existing funding sources and impair our ability to secure new funding sources.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act, and other federal securities laws, rules, and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Complying with these laws and regulations requires the time and attention of our Board and management and increases our expenses. Among other things, we are required to:

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

The costs of preparing and filing annual and quarterly reports, proxy statements, when required, and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls, and other finance personnel, and involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

Additionally, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These increased costs will require us to divert a significant amount of money that we could otherwise use to develop our business. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action, as well as potentially civil litigation.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, every quarter, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, so there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in this Annual Report on Form 10-K, we identified several material weaknesses in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Any failure to maintain such internal control could adversely impact on our ability to report our financial position and results from operations on a timely and accurate basis, which could result in a material adverse effect on our business. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Since our financial statements are not filed on time, we are subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. In addition, we would likely incur additional accounting, legal, and other costs in connection with any remediation steps. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could negatively affect our stock’s trading price.

To respond to these material weaknesses, we have devoted significant efforts and resources committed to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to evaluate our research better and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include investing in information technology (“IT”) systems to enhance our operational and financial reporting and internal controls, enhancing our organizational structure to support financial reporting processes and internal controls, further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates, establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable, providing guidance, education and training to employees relating to our accounting policies and procedures. Additionally, we have hired and plan to continue to hire, as resources permit, qualified accounting personnel to manage our functional controls better and segregate responsibilities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We can give no assurance that the measures we have taken and plan to take in the future, will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we successfully strengthen our controls and procedures, in the future, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

New laws, regulations, and standards relating to corporate governance and public disclosure may create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming.

These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, may evolve as the courts and other bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing disclosure and governance practice revisions. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a public company subject to these rules and regulations, we may find it more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on its Audit Committee and Compensation Committee, and qualified executive officers.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our securities may depend partly on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of our research analysts ceases to cover our company or fails to publish reports on us regularly, demand for our securities could decrease, which could cause the price of our common stock and warrants or trading volume to decline.

We do not intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on its appreciation.

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

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay or prevent a change of control of our Company and may affect the trading price of our common stock.

We are a Nevada corporation, and the anti-takeover provisions of the Nevada Control Shares Acquisition Act may discourage, delay, or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition. In addition, our Articles of Incorporation and the A&R Bylaws may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, our Articles of Incorporation and A&R Bylaws:

●	authorize the issuance of “blank check” preferred stock that our Board could issue in response to a takeover attempt;

●	provide that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office, except a vacancy occurring because of the removal of a director without cause shall be filled by vote of the stockholders; and

●	limit who may call special meetings of stockholders.

These provisions could delay or prevent a change of control, whether desired by or beneficial to our stockholders.

The security of our IT systems may be compromised in the event of system failures, unauthorized access, cyber-attacks, or a deficiency in our cybersecurity, and confidential information, including nonpublic personal information that we maintain, could be improperly disclosed.

We rely extensively on IT and systems, including internet sites, data hosting, physical security, and software applications and platforms. Despite our security measures, our IT systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, power outages, user errors or catastrophic events. A significant breakdown, invasion, corruption, destruction, or interruption of critical IT systems by our employees, others with authorized access to our systems, or unauthorized persons could negatively impact or interrupt operations. Technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or third-party systems. We could also experience a business interruption, theft of confidential information, or reputational damage from malware or other cyber-attacks, which may compromise our systems or lead to data leakage, internally or at our third-party providers.

As part of our business, we maintain large amounts of confidential information, including nonpublic personal information on customers and our employees. Breaches in security, either internally or at our third-party providers, could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition, and operating results. Although we maintain information security policies and systems designed to prevent unauthorized use or disclosure of confidential information, including nonpublic personal information, there can be no assurance that such use or disclosure will not occur.

Any such business interruption, theft of confidential information, reputational damage from malware or other cyber-attacks, or violation of personal information laws could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy, and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, internal IT Audits, IT security, governance, risk, and compliance reviews. To defend, detect, and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security (including our consumer products) and implement appropriate changes.

We have implemented incident response and breach management processes. In the event of an incident, the Cybersecurity team assesses, among other factors, safety impact, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost, and potential for reputational harm, with support from external technical, legal and law enforcement support, as appropriate.

Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational, business, and privacy impact.

We occasionally engage third parties and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards.

Our risk management program also assesses third-party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers when handling and/or processing our employee, business, or customer data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Because we develop, process, store, and transmit large amounts of data, including confidential, classified, sensitive, proprietary, and business and personal information, failure to prevent or mitigate data loss, theft, misuse, unauthorized access, or other security breaches or vulnerabilities affecting our systems could: expose us or our customers to a risk of loss, disclosure, or misuse of such information; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data use, data protection, data security, network security, and consumer protection); deter customers or sellers from using our products, and services; and otherwise harm our business and reputation. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although we have developed systems and processes that are designed to protect our data and prevent such incidents, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates every quarter from senior management, including leaders from our Information Security, Product Security, Compliance, and Legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, the status of how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and the status of key information security initiatives.

Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Technology, Information Security, Product Security, Compliance, and Legal teams. Such individuals have extensive prior work experience in various roles involving information technology, including security, auditing, compliance, systems, and programming. These individuals are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee.

The Company acknowledges the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition, and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team, or specific protocols to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan, or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyber-attacks, data breaches, and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs, and negatively impact our reputation among customers and partners.

The Company is in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments, and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity, and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and the Company will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting the Company, please refer to Item 1A - Risk Factors - Risks Related to IT in this report.

Item 2. Properties.

We lease approximately 15,500 square feet of office space at 8669 Research Drive, Irvine, California 92618 as our principal executive office. This lease commenced on December 1, 2019 and matures on March 31, 2025, with no rent due from December 1, 2019 to April 1, 2020. From April 1, 2020, through March 31, 2025, base rent is due on the first of each month for $25,200. We paid an initial amount of $68,128, comprising the rent for April 2020, a security deposit, and the amount due for property taxes, insurance, and association fees. The base rent shall be adjusted on the following dates as follows:

From: 12/1/2022-11/30/2023	$28,347
From:12/1/2023-11/30/2024	29,480
From: 12/1/2024-03/31/2025	29,480

The lease otherwise contains commercial market terms for events of default, termination, and the like.

The Company entered into two other leases with PCS Properties 2, LLC (“PCS”) for additional space in Irvine, California. The leases commenced on March 1, 2022, and June 1, 2022 and mature on February 28, 2027 and May 31, 2027. Base rent is initially $16,250 and $48,379, with escalations contained in the lease through February 28, 2027, and May 31, 2027. On May 29, 2024, the Company entered into a settlement agreement and mutual release with PCS terminating our lease agreement for premises at 8687 Research Drive, Irvine, California. This settlement resolves all disputes and allows the Company to avoid the expense and risk of further litigation.

The Company entered into a lease agreement with Aviva Life and Pensions UK Limited (“Aviva”) for office space on April 19, 2022 for a five-year term. The lease commenced on April 18, 2023 and matures on January 17, 2027. The quarterly base rent for the lease is $38,759 with no escalation of rent increases.

The Company entered into a lease agreement for office space with Concord Property Development, LLC (“Concord”) in North Carolina on May 1, 2023 for a five year term. The Company paid a security deposit of $24,000 and the monthly base rent was $24,246 with an annual escalation of rent increase at 2%. The landlord completed the improvements to the office space and the lease commenced on December 1, 2023. On June 6, 2024, the Company entered into a settlement agreement with Concord and have resolved all disputes arising from nonpayment of rent. Concord has released and forever discharged the Company from any claims, demands, damages, liabilities, or causes of action related to the lease and the dispute. The agreement also specifies that it is not to be considered an admission of liability by any party.

The Company entered into a lease agreement for office space in Columbia on August 15, 2023 for a two year term. The Company paid a security deposit totaling $24,511 at the inception of the lease. The monthly base rent was $3,500 with no annual escalation of rent increases.

As our business efforts increase, we intend to seek additional leased space, which will include some warehouse facilities.

Item 3. Legal Proceedings.

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. No matters are pending that we expect to have a material adverse impact on our business, results of operations, financial condition, or cash flows, except as set forth below.

An unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. Other than as described below, we are not a party to any material pending or threatened legal proceedings.

October 7, 2022 Litigation

On October 7, 2022, a shareholder derivative action was initiated by a stockholder (“Plaintiff”) against us, Michael Panosian, Joshua Keeler, Zareh Khachatoorian, Martin Galstyan, et al. (“Defendants”), in Nevada’s Eighth Judicial District Court, Case No. A-22-859580-B. The Plaintiff alleged breaches of fiduciary duties by the Defendants, accusing them of failing in their duties in relation to a registered direct offering of Series F and G preferred stock in February 2022, and a 1-for-150 reverse stock split in April 2022. The Plaintiff sought damages exceeding $10,000, attorney fees, an accounting of books and records, equity relief, and reimbursement of legal costs.

The Company’s board formed a special litigation committee (“SLC”) on May 13, 2022, to assess the claims. After review, the SLC, supported by third-party legal counsel, found no misconduct by Defendants and recommended against pursuing the Plaintiff’s claims, a decision upheld by the board on November 4, 2022. A Motion to Dismiss was filed by the SLC on October 12, 2023, and after a hearing on February 14, 2024, the court dismissed the case on March 18, 2024, agreeing that the SLC’s investigation met Nevada’s legal standards and upheld the business judgment rule. Following Plaintiff’s appeal of the District Court’s Order dismissing the derivative claims to the Nevada Supreme Court, Plaintiff filed a Motion for Reconsideration under Rule 60 of the Nevada Rules of Civil Procedure based upon the argument that new evidence demonstrated that at least one member of the SLC was not independent. Following full briefing and oral argument on the Plaintiff’s motion, the District Court issued a Minute Order on October 17, 2024, denying the motion. As the Court recognized, there can be no question that at least two members of the SLC were independent, which is a more than sufficient number under Nevada law. The District Court instructed counsel for the SLC to submit a formal draft order for the District Court’s review and signature. The Plaintiff’s appeal of the dismissal of the derivative claims is still pending and remains in the Nevada Supreme Court settlement program.

June 22, 2023 Litigation

On June 22, 2023, PCS Properties 2, LLC (“Plaintiff”) initiated a lawsuit the Company in the Superior Court of California, County of Orange, alleging breach of a lease agreement dated December 10, 2021, for property at 8687 Research Drive, Irvine, California. The Plaintiff claimed unpaid rent of approximately $124,800 as of May 31, 2023, and sought damages including future rent through the lease’s term ending May 31, 2027, totaling at least $2,374,278, minus avoidable costs. Additional claims included recovery costs for the premises, reletting expenses, attorney fees, leasing commissions, prejudgment interest, and court fees.

On May 29, 2024, both parties reached a settlement, entering into a Settlement Agreement and Mutual Release, effectively resolving all litigation. Concurrently, they executed a Stipulation for Entry of Judgment in case of the Company’s default on settlement payments, to be held by PCS’s counsel and filed in court without further notice to the Company if necessary. Under the Agreement, each party is responsible for its own legal fees and costs. The Company agreed to pay PCS $361,000 in full settlement, has paid $118,000 in June 2024 and $118,000 in July 2024, and paid the remaining balance of $125,000 on October 09, 2024. Both parties agreed to a general release of all past and present claims related to the litigation, with an explicit waiver of California Civil Code Section 1542. The Agreement contains no admission of liability by any party. This settlement concludes all disputes from the litigation, allowing the Company to avoid further litigation costs and risks.

June 6, 2023 Litigation

On June 6, 2024, the Company entered into a Settlement Agreement with Concord Property Development, LLC (“Landlord”) to resolve a dispute arising from nonpayment of rent under a Commercial Lease Agreement dated October 31, 2022, for commercial premises located at 500 South Main Street, Suite 101, Mooresville, North Carolina. Under the terms of the Settlement Agreement, the Company agreed to pay the Landlord a total settlement amount of Six Hundred Sixty-Six Thousand Three Hundred Eighty-Eight Dollars $666,388 in four scheduled payments: (i) paid $100,000 on June 30, 2024; (ii) paid $200,000 on July 31, 2024; (iii) paid $183,194 on August 31, 2024; and (iv) paid $183,194 on September 30, 2024 pursuant to the terms of Settlement Agreement. The Settlement Agreement stipulates that upon the Company’s timely payment of the full settlement amount, the Landlord will release and forever discharge the Company from any claims, demands, damages, liabilities, or causes of action related to the lease and the dispute. Additionally, the Settlement Agreement provides that in the event of the Company’s default on its payment obligations, the Landlord is entitled to record a Confession of Judgment against the Company, creditable with any payments made. The Agreement also specifies that it is not to be considered an admission of liability by any party. This settlement concludes all disputes from the litigation, allowing the Company to avoid further litigation costs and risks.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. The market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on OTC Expert Market under the symbol “TBLT,” and warrants under the symbol “TBLTW.” Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

Holders of Common Stock

On December 20, 2024, there were 161 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and other factors that our Board deems relevant. In addition, the terms of any future debt or credit financing may preclude us from paying dividends.

Unregistered Sales of Equity Securities

The Company previously disclosed all prior issuances during the fiscal year ended December 31, 2023, in its quarterly reports on Form 10-Q or current reports on Form 8-K.

Equity Plan Information

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:

2018 Equity Incentive Plan:
Equity compensation plans approved by security holders	6	$380,250.00	-
Equity compensation plans not approved by security holders	-	-	-
Total	6	$380,250.00	-

2022 Equity Incentive Plan: (1)
Equity compensation plans approved by security holders	20,769	$116.35	-
Equity compensation plans not approved by security holders	-	-	-
Total	20,769	$116.35	-

Total	20,776	$226.13	-

(1)	The 2022 Plan contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by a number of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information concerning our plans and strategy for our business, includes forward-looking statements involving risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report. We may use certain non-generally accepted accounting principles (GAAP) financial measures in this discussion. An explanation of these non-GAAP financial measures and a reconciliation to the most directly comparable GAAP financial measures are included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should not consider non-GAAP financial measures in isolation or substitutes for financial information presented in compliance with GAAP.

Business Overview

We were formed to design, manufacture, and distribute innovative tools and accessories to the building industry. The global tool market industry is a multibillion-dollar business.

Our business is based on the development of innovative and state-of-the-art products, primarily in the tools and hardware category. We particularly focus on the building and construction industry, with the ultimate goal of making life easier and more productive for contractors and workers alike.

Our three major categories contain a total of 22 product lines, consisting of (i) Soft Goods, which include kneepads, tool bags, pouches, and tool belts; (ii) Metal Goods, which consists of sawhorses, tool stands, utility knives, aviation snips, shears, tape measures and chalk reels; and (iii) Electronic Goods, which includes lasers and levels. We also have several additional categories and product lines in various stages of development.

We are continuing to focus our efforts on increased marketing campaigns and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve, and our products will gain wider market recognition and acceptance, resulting in increased product sales.

As discussed below, we have faced the impacts of COVID-19 and inflation and experienced a revenue decline between fiscal 2022 and 2023 of 19.9%. We have incurred substantial operating losses since our inception and anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can commercialize our technology currently in development. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report included in this Annual Report on Form 10-K. To fund our operations and grow our business, we will be required to fund our capital requirements through the sale of debt or equity securities or other arrangements to fund operations. There can be no assurances that we will be able to obtain additional financing on acceptable terms, if at all. If we cannot obtain such additional financing, future operations will need to be scaled back or discontinued. See “Liquidity and Capital Resources; Going Concern” below and Part I Item 1A. Risk Factors “Going Concern” and “We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue, but we do not have any commitments to obtain such capital, and we cannot assure you that we will be able to obtain adequate capital as and when required.”

Business Developments

The following highlights recent material developments in our business:

●	In January 2023, we launched over 40 SKUs in the Handheld Screwdrivers segment, including ratcheting bit drivers, insulated screwdrivers, precision, slotted, Phillips, Torx cabinet screwdrivers, and demolition drivers.

●	In January 2023, we expanded our distribution agreement with Sodimac, South America’s largest home improvement and construction supplier. In this extended agreement, stores in Chile, Peru, Argentina, Colombia, Brazil, and Uruguay will initially begin with 15 SKUs in-store and bring 23 SKUs to Sodimac’s online marketplace.

●	In January 2023, we launched more than 20 new SKUs in the Handheld Wrench segment, including adjustable wrenches, construction wrenches, and pipe wrenches.

●	In February 2023, we launched our new line of pliers and clamps. The new line, comprised of more than 40 SKUs, will be made available for purchase through leading U.S. home improvement retailers and across ToughBuilt’s growing strategic networks of North American and global trade partners and buying groups, servicing over 18,900 storefronts and online portals worldwide.

●	In August 2023, the Company expanded its distribution in the European Union with two major retail groups, La Platforme Du Batiment and Prolians, servicing professional customers in France and Spain.

●	In August 2023, the Company expanded its product distribution to customers in the United Kingdom through new business with Howdens UK and City Electrical Factors UK (“CEF”), marking entry into a combined network of more than 1,200 retail locations nationwide.

●	In October 2023, the Company launched its StackTech product line, initially rolling out more than 25 SKUs. StackTech is an intuitive modular storage toolbox system, and StackTech™ is the world’s first auto-locking stacking tool storage solution with 14 unique features.

Key Factors Affecting Our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Below is a brief discussion of the key factors impacting our results of operations.

Seasonality

Our revenues are not seasonal. However, we usually experience a spike in sales when introducing new products.

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from domestic and international supply and demand changes, labor costs, competition, market speculation, government regulations, trade restrictions, and tariffs. Increasing prices in the component materials for the parts of our goods may impact on our products’ availability, quality, and price as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality products as they may substitute materials at lower costs to maintain pricing levels. Rapid and significant changes in commodity prices may negatively affect our profit margins. We may be unable to mitigate any inflationary increases through various customer pricing actions and cost-reduction initiatives. To offset increased prices charged by our manufacturers and shipping rates, we increased the prices of our products in 2023 and 2024, respectively.

Supply Chain

We acquire most of our products from manufacturers and distributors in China, India, and the Philippines. We do not have any long-term contracts or exclusive agreements with our foreign suppliers that would ensure our ability to acquire the types and quantities of products we desire at acceptable prices and in a timely manner. We utilize a number of techniques to address potential disruption and other risks relating to our supply chain, including, in certain cases, the use of other qualified suppliers. We reduced our inventory from $40.4 million at December 31, 2022 to $21.3 million at December 31, 2023. Due to our inventory levels in 2023, the supply chain disruptions in 2023 have not had a material adverse effect on our operations. We do not anticipate that any continued supply chain disruptions that will have a material adverse effect on our operations for the fiscal year 2024. See Part I Item 1A. Risk Factors: “Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.”

Results of Operations

The Fiscal Year Ended December 31, 2023, compared to the Fiscal Year Ended December 31, 2022

Revenues

Revenues, net of returns and allowances, for the years ended December 31, 2023, and 2022 were $76.3 million and $95.3 million, respectively, and consisted of metal goods, soft goods, and electronic goods sold to customers. Revenues decreased in 2023 over 2022 by $19.0 million or 19.9%, primarily due to the Company not being able to fulfill the open orders due to lack of inventory on hand and working capital.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2023, and 2022 was $59.9 million and $70.0 million, respectively. Cost of goods sold decreased in 2023 over 2022 by $10.2 million, or 14.5%, primarily due to lack of fulfilling and shipping the open orders on hand. Cost of goods sold as a percentage of revenues in 2023 increased to 78.5%, as compared to the cost of goods sold as a percentage of revenues in 2022 of 73.5% primarily due to the manufacturing facilities increasing the products prices in 2023 compared to 2022.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses (the “SG&A Expenses”) for the years ended December 31, 2023 and 2022 were $56.0 million and $66.2 million, respectively. SG&A Expenses decreased in 2023 over 2022 by $10.1 million, or 15.3%, primarily due to decrease in salaries and headcount, and better management of expenses. SG&A Expenses in 2023 as a percentage of revenues increased to 73.5%, as compared to 69.5% in 2022.

Impairment of property and equipment totaled $5,583,290 or 7.3% of revenues, consisting of impairment of App development of mobile devices of $4,093,533 and website design of $1,489,757 for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2022. Management performed an analysis of property and equipment and decided to impair the assets that were deemed non-producing.

Research and development costs (the “R&D”) for the years ended December 31, 2023, and 2022 were $12.0 million and $11.3 million, respectively. R&D costs increased in 2023 over 2022 by $0.7 million or 6.2% primarily due to the development costs of new tools for the construction industry.

Other income (expense)

Other income for the year ended December 31, 2023, was $10.8 million, consisted of interest expense of $1.7 million, warrant expense of $0.5 million, inducement expense of $6.4 million, and change in fair value of warrant derivative liability of $19.4 million. Other income for the year ended December 31, 2022, was $13.0 million, consisted of interest expense of $1.9 million, warrant expense of $1.9 million, and change in the fair value of warrant derivative liability of $16.8 million.

Net loss

Due to the factors set forth above, we recorded a net loss of $46.4 million and $39.3 million for the years ended December 31, 2023, and 2022, respectively. The increase in net loss is mainly attributable to the $19.0 million reduction in revenues, increase in cost of goods sold as a percentage of revenues, offset by reduction in operating expenses of $3.9 million, and reduction in other income by $2.2 million.

Liquidity and Capital Resources; Going Concern

At December 31, 2023, we reported approximately $1.2 million cash on hand, $10.2 million in accounts receivable, and $52.2 million in accounts payable and accrued expenses. We reported a working capital deficit of $26.6 million as of December 31, 2023. Our sales decreased by 19.9% for the year ended December 31, 2023, compared to the same period in 2022. We are continuing to focus our efforts on increased marketing campaigns and distribution programs to strengthen the demand for our products globally. Management anticipates that our capital resources will improve, and our products will gain wider market recognition and acceptance, resulting in increased product sales.

We have incurred substantial operating losses since our inception. As reflected in the consolidated financial statements included in this Annual Report on Form 10-K, we had an accumulated deficit of approximately $191.4 million at December 31, 2023, a net loss of approximately $46.4 million, and net cash used in operating activities for the year ended December 31, 2023 was approximately $5.1 million. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. We anticipate incurring additional losses until we will be able to effectively market our products and technology currently in development. We will need additional financing to fund our operations and to develop and commercialize our technology. These factors raise substantial doubt about our ability to continue as a going concern. We do not have sufficient capital to fund our operations for the next 12 months. To date, we have funded our operations primarily by selling equity securities. As reported on a Form 8-K filed with the SEC on February 16, 2024, we closed a public offering of common stock, pre-funded warrants, and warrants with net proceeds of $3.1 million after deducting private placement agent fees and commissions and other expenses. We believe that such net proceeds will fund to settle some of our accounts payable.

For the 12 months from issuance of this Annual Report on Form 10-K and the subsequent 12 months, we intend to fund our capital requirements by selling debt or equity securities or other arrangements to fund operations. However, there is no assurance that we will be able to raise the capital needed under acceptable terms. The sale of additional equity may dilute existing stockholders, and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, management believes that there is substantial doubt about our ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

Cash Flows

Net cash flows used in operating activities for the year ended December 31, 2023 was $5.1 million, attributable to a net loss of $46.4 million, offset by depreciation expense of $5.8 million, allowance for credit losses of $4.5 million, inducement expense of $6.4 million, stock compensation expense of $0.5 million, loss on sale of property and equipment of $0.02 million, impairment of property and equipment of $5.6 million, amortization of right-of-use assets of $1.3 million, amortization of patents of $0.1 million, write-down of patents of $0.2 million, gain on abandonment of a lease of $0.1 million, change in fair value of warrant and preferred investment option liability of $19.4 million, interest paid on short-term loan of $0.1 million; warrant issuance cost of $0.5 million, and net change in operating assets and liabilities of $35.9 million. Net cash flows used in operating activities for the year ended December 31, 2022 was $37.3 million, attributable primarily to a net loss of $39.3 million, offset by depreciation expense of $4.2 million, bad debt expense of $2.9 million, stock-based compensation expense of $0.8 million, amortization of right-of-use asset of $0.7 million, change in fair value of warrant derivatives of $16.8 million, warrant issuance costs of $1.9 million, and net change in operating assets and liabilities of $8.3 million. We offered cash discounts to our customers and factors to accelerate accounts receivable payments. In addition, we negotiated extended payment terms with suppliers, vendors, and related parties to conserve cash.

Net cash used in investing activities for the year ended December 31, 2023 was $2.6 million due to cash paid for the purchase of other assets of $0.1 million and purchase of property and equipment of $2.5 million. Net cash used in investing activities for the year ended December 31, 2022 was $5.0 million, attributable to net cash paid for purchase of property and equipment of $5.0 million and from the proceeds from the sale of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2023 was $6.2 million, primarily attributable to the net cash received from exercise and conversion of warrants of $3.1 million and cash received from sale of common stock and warrants of $3.9 million, cash proceeds of $0.7 million received from loans payable, and cash paid of $1.5 million in repayments on loans payable. Net cash provided by financing activities for the year ended December 31, 2022 was $37.4 million, primarily attributable to the net cash proceeds of $6.0 million from exercise of warrants, repurchase of common stock warrants of $2.5 million, cash proceeds from issuance of common stock of $33.0 million, net proceeds from loan payable of $1.7 million, and repayment of loans payable of $0.7 million.

We recorded a net decrease in cash of $1.4 million for the year ended December 31, 2023.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our operating lease contractual obligations for the year ending December 31, 2024 and thereafter:

For the years ending December 31,

2024	$1,098,703
2025	791,431
2026	723,188
2027	426,830
2028	262,446
Total lease payments	3,302,598
Less: imputed interest	(402,517)
Present value of lease liabilities	$2,900,081

The Company had recorded a short-term loan payable to a third party totaling $288,588 as of December 31, 2023. Such loan and accrued interest was paid in full to the third party as of March 28, 2024.

We intend to fund our contractual obligations with working capital.

Critical Accounting Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to recognition of revenue including rebates, returns and allowances, valuation of accounts receivable, valuation of long-lived assets, fair value of financial instruments and fair value measurements. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed.

Restatement of Previously Filed Quarterly Statements – 2023 Form 10-Qs

Management determined that our financial statements which were included in Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 as filed with the Securities and Exchange Commission, should no longer be relied upon due to errors relating to the recording and reporting of transactions in operating assts and liabilities accounts on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. The errors occurred primarily due to an incorrect interface and mapping of our chart of accounts during the implementation of a new financial reporting application and due to ineffective controls relating to information technology, particularly in reviewing system implementations, user provisioning, user rights, and service organization control reports.. Management identified the errors during the Company’s year end audit of its fiscal year 2023 and restated its quarterly statements (See Part II - Item 9A).

As a result of the restatement included herein, we reported net loss for the quarter ended March 31, 2023 of $8,228,431, which was $46,731 less than the net loss previously reported in the March 31, 2023 Original Form 10-Q, net loss for the quarter ended June 30, 2023 of $6,974,485 and six months ended June 30, 2023 of $15,202,916, which was $1,249,115 more for the quarter ended June 30, 2023, and $1,202,384 for the six months ended June 30, 2023 than the net loss reported in the previously reported in the June 30, 2023 Original Form 10-Q, and net loss for the quarter ended September 30, 2023 of $14,516,988 and nine months ended September 30, 2023 of $29,719,904, which was $268,414 more for the quarter ended September 30, 2023, and $1,470,799 than the net loss reported in the September 30, 2023 Original Forms 10-Q.

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 - Restated

	March 31, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Current Assets
Cash	$2,357,204	$(329,783)	$2,027,421
Accounts Receivables, net	12,473,777	1,963,189	14,436,966
Inventory	32,664,029	2,753,362	35,417,391
Prepaid and other current assets	921,178	(41,376)	879,802
Total Current Assets	48,416,188	4,345,392	52,761,580

Property & equipment	18,556,882	4,115	18,560,997
Right of use assets	4,150,863	-	4,150,863
Other assets	2,786,236	(792,418)	1,993,818
Total Assets	$73,910,169	$3,557,089	$77,467,258

Current Liabilities
Accounts payable	$34,975,111	$(3,118)	$34,971,993
Accrued expenses	3,310,663	3,507,398	6,818,061
Lease liability, current maturities	979,143	-	979,143
Short term loan payable	1,241,248	-	1,241,248
Warrant and preferred investment option liability	8,631,313	-	8,631,313
Total Current Liabilities	49,137,478	3,504,280	52,641,758

Lease liability, net of current maturities	3,224,770	-	3,224,770
Total Liabilities	52,362,248	3,504,280	55,866,528

Stockholders’ Equity
Common stock	1,495	(1,472)	23
Additional paid-in capital	174,774,641	1,472	174,776,113
Accumulated other comprehensive income	-	6,078	6,078
Accumulated deficit	(153,228,215)	46,731	(153,181,484)
Total Stockholders’ Equity	21,547,921	52,809	21,600,730
Total Liabilities and Stockholders’ Equity	$73,910,169	$3,557,089	$77,467,258

Unaudited Condensed Statements of Operations - Restated

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Revenues, Net of Allowances
Metal goods	$8,449,294	$(1,495,144)	$6,954,150
Soft goods	9,807,138	268,008	10,075,146
Electronic goods	1,956,279	(124,041)	1,832,238
Total Revenues, Net of Allowances	20,212,711	(1,351,177)	18,861,534

Cost of Goods Sold
Metal goods	6,965,287	(1,160,407)	5,804,880
Soft goods	7,712,538	641,397	8,353,935
Electronic goods	1,977,614	(73,405)	1,904,209
Total Cost of Goods Sold	16,655,439	(592,415)	16,063,024

Gross Profit	3,557,272	(758,762)	2,798,510

Operating Expenses
Selling, general and administrative	15,090,116	(805,493)	14,284,623
Research and development	3,527,521	-	3,527,521
Total Operating Expenses	18,617,637	(805,493)	17,812,144

Income (Loss) from Operations	(15,060,365)	(46,731)	(15,013,634)

Other Income (Expense)
Change in the fair value of warrant and preferred investment option liabilities	7,484,960	-	7,484,960
Interest expense	(699,757)	-	(699,757)
Total Other Income (Expense)	6,785,203	-	6,785,203

Net Income (Loss) Before Income Tax Provision	(8,275,162)	(46,731)	(8,228,431)

Income tax	-	-	-

Net Income (Loss)	$(8,275,162)	$(46,731)	$(8,228,431)

Redemption of Series D Preferred Stock deemed dividend	-	-	-
Common Stock deemed dividend	-	-	-
Net Income (Loss) attributable to common stockholders	$(8,275,162)	$(46,731)	$(8,228,431)

Basic and diluted net loss per share attributable to common stockholders	$(36.54)	$(0.21)	$(36.33)
Basic and diluted weighted average common shares outstanding	226,466		226,466

Unaudited Condensed Consolidated Statements of Cash Flows - Restated

	March 31, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Net loss	$(8,275,162)	$46,731	$(8,228,431)
Adjustments to reconcile from net loss to net cash provided by operating activities:
Depreciation	1,152,353	-	1,152,353
Amortization of right of use assets	264,996	-	264,996
Change in fair value of warrant and preferred investment option liabilities	(7,484,960)	-	(7,484,960)
Stock-based compensation expense	115,139	-	115,139
Changes in operating assets and liabilities
Accounts receivable, net	4,336,882	(1,963,189)	2,373,693
Inventory	7,701,257	(2,753,362)	4,947,895
Prepaid assets	(551,386)	41,376	(510,010)
Other assets	(895,456)	792,418	(103,038)
Accounts payable	4,352,612	(3,118)	4,349,494
Accrued expenses	299,749	3,503,283	3,803,032
Lease liability	(233,097)	-	(233,097)
Net cash provided by operating activities	782,927	(335,861)	447,066

Cash flows from investing activities:
Purchases of property and equipment	(1,257,625)	-	(1,257,625)
Net cash used in investing activities	(1,257,625)		(1,257,625)

Cash flows from financing activities:
Proceeds from loan payable	412,589	-	412,589
Repayments of loan payable	(144,924)	-	(144,924)
Net cash provided by financing activities	267,665	-	267,665

Effect of exchange rate on cash	-	6,078	6,078
Net decrease in cash	(207,033)	(329,783)	(536,816)
Cash, beginning of period	2,564,237	-	2,564,237
Cash, end of period	$2,357,204	$(329,783)	$2,027,421

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$699,757		$699,757
Income taxes	$-		$-

Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$951,227		$951,227
Repayment of short-term loan payable in exchange of new short-term loan payable	$714,411		$714,411

Unaudited Condensed Consolidated Balance Sheets - Restated

	June 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Current Assets
Cash	$2,206,565	$(361,654)	$1,844,911
Accounts Receivables, net	7,820,611	1,913,128	9,733,739
Inventory	31,411,395	5,796,491	37,207,886
Prepaid and other current assets	48,164	343,280	391,444
Total Current Assets	41,486,735	7,691,245	49,177,980

Property & equipment	19,618,726	-	19,618,726
Right of use assets	4,386,414	-	4,386,414
Other assets	2,059,288	2,597	2,061,885
Total Assets	$67,551,163	$7,693,842	$75,245,005

Current Liabilities
Accounts payable	$36,864,439	$(771,360)	$36,093,079
Accrued expenses	3,433,090	9,620,070	13,053,160
Lease liability, current maturities	1,182,351	-	1,182,351
Short term loan payable	1,214,028	-	1,214,028
Warrant and preferred investment option liability	4,985,387	-	4,985,387
Total Current Liabilities	47,679,295	8,848,710	56,528,005

Lease liability, net of current maturities	3,383,967	-	3,383,967
Total Liabilities	51,063,262	8,848,710	59,911,972

Stockholders’ Equity
Common stock	40	-	40
Additional paid in capital	175,441,446	(185)	175,441,261
Accumulated other comprehensive income	-	47,702	47,702
Accumulated deficit	(158,953,585)	(1,202,385)	(160,155,970)
Total Stockholders’ Equity	16,487,901	(1,154,868)	15,333,033
Total Liabilities and Stockholders’ Equity	$67,551,163	$7,693,842	$75,245,005

Unaudited Condensed Consolidated Statements of Operations - Restated

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Revenues, Net of Allowances
Metal goods	$8,012,855	$(619,314)	$7,393,541	$17,280,949	$(2,933,258)	$14,347,691
Soft goods	9,913,780	(1,167,195)	8,746,585	18,897,537	(75,806)	18,821,731
Electronic goods	952,934	(116,704)	836,230	2,913,793	(245,325)	2,668,468
Total Revenues, Net of Allowances	18,879,569	(1,903,213)	16,976,356	39,092,279	(3,254,389)	35,837,890

Cost of Goods Sold
Metal goods	5,453,794	49,214	5,503,008	12,576,597	(1,268,709)	11,307,888
Soft goods	6,726,078	(893,541)	5,832,537	14,613,702	(427,230)	14,186,472
Electronic goods	858,724	(45,314)	813,410	2,503,737	213,882	2,717,619
Total Cost of Goods Sold	13,038,596	(889,641)	12,148,955	29,694,036	(1,482,057)	28,211,979

Gross Profit	5,840,973	(1,013,572)	4,827,401	9,398,243	(1,772,332)	7,625,911

Operating Expenses
Selling, general and administrative	14,967,257	384,580	15,351,837	30,046,444	(409,984)	29.636.460
Research and development	2,913,403	(119,587)	2,793,816	6,440,924	(119,587)	6,321,337
Total Operating Expenses	17,880,660	264,993	18,145,653	36,487,368	(529,571)	35,957,797

Income (Loss) from Operations	(12,039,687)	1,278,565	(13,318,252)	(27,089,125)	1,242,761	(28,331,886)

Other Income (Expense)
Warrant issuance cost	(351,768)	-	(351,768)	(351,768)	-	(351,768)
Change in the fair value of warrant and preferred investment option liabilities	7,242,510	-	7,242,510	14,727,470	-	14,727,470
Interest expense	(576,425)	(29,450)	(546,975)	(1,287,109)	(40,377)	(1,246,732)
Total Other Income (Expense)	6,314,317	(29,450)	6,343,767	13,088,593	(40,377)	13,128,970

Net Income (Loss) Before Income Tax Provision	(5,725,370)	1,249,115	(6,974,485)	(14,000,532)	1,202,384	(15,202,916)

Income tax	-	-	-	-	-	-

Net Income (Loss)	$(5,725,370)	$1,249,115	$(6,974,485)	$(14,000,532)	$1,202,384	$(15,202,916)

Redemption of Series D Preferred Stock deemed dividend	-	-	-	-	-	-
Common Stock deemed dividend	-	-	-	-	-	-
Net Income (Loss) attributable to common stockholders	$(5,725,370)	$1,249,115	$(6,974,485)	$(14,000,532)	$1,202,384	$(15,202,916)

Basic and diluted net loss per share attributable to common stockholders	$(23.57)	$5.14	$(28.71)	$(59.64)	$5.12	$(64.76)
Basic and diluted weighted average common shares outstanding	242,934		242,934	234,745		234,745

Unaudited Condensed Consolidated Statements of Cash Flows - Restated

	June 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated

Cash flows from operating activities:
Net loss	$(14,000,532)	$(1,202,384)	$(15,202,916)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	2,608,776	-	2,608,776
Provision for credit losses	1,300,000	-	1,300,000
Amortization of right of use of assets	734,405	-	734,405
Warrant issuance cost	351,768	-	351,768
Loss on sale of property and equipment	-	16,652	16,652
Change in fair value of warrant and preferred investment option liabilities	(14,727,470)	-	(14,727,470)
Stock-based compensation expense	228,656	-	228,656
Changes in operating assets and liabilities
Accounts receivable, net	7,690,048	(1,913,128)	5,776,920
Inventory	8,953,891	(5,796,491)	3,157,400
Prepaid assets	321,628	(343,280)	(21,652)
Other assets	(168,508)	(2,597)	(171,105)
Accounts payable	4,715,352	(771,361)	3,943,991
Accrued expenses	422,177	9,603,417	10,025,594

Lease liability	(575,652)	-	(575,652)
Net cash used in operating activities	(2,145,461)	409,172	(2,554,633)

Cash flows from investing activities:
Purchases of property and equipment	(2,249,304)	-	(2,249,304)
Net cash used in investing activities	(2,249,304)	-	(2,249,304)

Cash flows from financing activities:
Proceeds from short term loan payable	412,589	-	412,589
Repayments of short-term loan payable	(172,144)	-	(172,144)
Proceeds from issuance of common stock, net of costs	3,796,648	(184)	3,796,464
Net cash provided by financing activities	4,037,093	(184)	4,036,909

Effect of exchange rate on cash	-	47,702	47,702

Net decrease in cash	(357,672)	(361,654)	(719,326)
Cash, beginning of period	2,564,237	-	2,564,237
Cash, end of period	$2,206,565	$(361,654)	$1,844,911

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,261,457		$1,261,457
Income taxes	$-		$-

Supplemental disclosure of non-cash investing and financing activities:
Initial fair value of warrants and preferred investment option liability	$3,596,484		$3,596,584
Initial value of lease liability	$704,960		$704,960
Purchase of property and equipment in accounts payable	$2,477,816		$2,477,816
Repayment of short-term loan payable in exchange of new short-term loan payable	$714,411		$714,411

Unaudited Condensed Consolidated Balance Sheets - Restated

	September 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Current Assets
Cash	$1,834,305	$107,659	$1,941,964
Accounts Receivables, net	8,992,889	3,194,315	12,187,204
Inventory	28,070,889	4,861,332	32,932,221
Prepaid and other current assets	543,343	(123,040)	420,303
Total Current Assets	39,441,426	8,040,266	47,481,692

Property & equipment	18,904,135	-	18,904,135
Right of use assets	4,021,988	-	4,021,988
Other assets	2,165,301	1,482	2,166,783
Total Assets	64,532,850	8,041,748	72,574,598

Current Liabilities
Accounts payable	41,091,115	5,933,524	47,024,639
Accrued expenses	4,461,713	3,549,633	8,011,346
Lease Liability, current maturities	1,247,062	-	1,247,062
Short term loan payable	707,625	5,606	713,231
Warrant and preferred investment option liability	5,740,899	-	5,740,899
Total Current Liabilities	53,248,414	9,488,763	62,737,177

Lease liability, net of current maturities	3,013,214	-	3,013,214
Total Liabilities	56,261,628	9,488,763	65,750,391

Stockholders’ Equity
Common stock	57		57
Additional paid in capital	181,473,324	-	181,473,324
Accumulated other comprehensive income	-	23,783	23,783
Accumulated deficit	(173,202,159)	(1,470,798)	(174,672,957)
Total Stockholders’ Equity	8,271,222	(1,447,015)	6,824,207
Total Liabilities and Stockholders’ Equity	$64,532,850	$8,041,748	$72,574,598

Unaudited Condensed Consolidated Statements of Operations - Restated

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Revenues, Net of Allowances
Metal goods	$12,754,504	$(4,288,179)	$8,466,325	$30,475,518	$(7,661,502)	$22,814,016
Soft goods	6,035,706	4,145,891	10,181,597	25,938,923	3,064,405	29,003,328
Electronic goods	1,839,997	(784,742)	1,055,255	3,308,045	415,678	3,723,723
Total Revenues, Net of Allowances	20,630,207	(927,030)	19,703,177	59,722,486	(4,181,419)	55,541,067

Cost of Goods Sold
Metal goods	10,351,690	(4,040,275)	6,311,415	25,732,707	(8,113,404)	17,619,303
Soft goods	3,646,862	4,220,740	7,867,602	16,528,326	5,525,748	22,054,074
Electronic goods	1,718,681	(521,874)	1,196,807	3,150,236	764,190	3,914,426
Total Cost of Goods Sold	15,717,233	(341,409)	15,375,824	45,411,269	(1,823,466)	43,587,803

Gross Profit	4,912,974	(585,621)	4,327,353	14,311,217	(2,357,953)	11,953,264

Operating Expenses
Selling, general and administrative	12,572,066	2,286,759	14,858,825	42,618,510	1,876,775	44,495,285
Research and development	2,916,349	(2,587,157)	329,192	9,357,273	(2,706,744)	6,650,529
Total Operating Expenses	15,488,415	(300,398)	15,188,017	51,975,783	(829,969)	51,145,814

Income (Loss) from Operations	(10,575,441)	285,223	(10,860,664)	(37,664,566)	1,527,984	(39,192,550)

Other Income (Expense)
Warrant issuance cost	(186,450)	-	(186,450)	(538,218)	-	(538,218)
Change in the fair value of warrant and preferred investment option liabilities	3,033,537	-	3,033,537	17,761,007	-	17,761,007
Inducement expense	(6,373,353)	-	(6,373,353)	(6,373,353)	-	(6,373,353)
Interest expense	(146,867)	(16,809)	(130,058)	(1,433,975)	(57,185)	(1,376,790)
Total Other Income (Expense)	(3,673,133)	(16,809)	(3,656,324)	9,415,461	(57,185)	9,472,646

Net Income (Loss) Before Income Tax Provision	(14,248,574)	268,414	(14,516,988)	(28,249,105)	1,470,799	(29,719,904)

Income tax	-	-	-	-	-	-

Net Income (Loss)	$(14,248,574)	$268,414	$(14,516,988)	$(28,249,105)	$1,470,799	$(29,719,904)

Redemption of Series D Preferred Stock deemed dividend	-	-	-	-	-	-
Common Stock deemed dividend	-	-	-	-	-	-
Net Income (Loss) attributable to common stockholders	$(14,248,574)	$268,414	$(14,516,988)	$(28,249,105)	$1,470,799	$(29,719,904)

Basic and diluted net loss per share attributable to common stockholders	$(29.59)	$0.55	$(30.15)	$(88.86)	$4.63	$(93.49)
Basic and diluted weighted average common shares outstanding	481,508		481,508	317,904		317,904

Unaudited Condensed Consolidated Statements of Cash Flows - Restated

	For the Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Cash flows from operating activities:
Net loss	$(28,249,105)	$(1,470,799)	$(29,719,904)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	4,088,358	-	4,088,358
Provision for credit losses	2,943,671	662,687	3,606,358
Loss on sale of property and equipment	-	16,652	16,652
Inducement expense	6,373,353	-	6,373,353
Amortization of right of use assets	1,098,831	-	1,098,831
Change in fair value of warrant and preferred investment option liabilities	(17,761,007)	-	(17,761,007)
Warrant issuance cost	538,218	-	538,218
Stock-based compensation expense	328,127	-	328,127
Changes in operating assets and liabilities
Accounts receivable, net	4,874,099	(3,857,002)	1,017,097
Inventory	12,294,396	(4,861,331)	7,433,065
Prepaid assets	(173,551)	123,040	(50,511)
Other assets	(274,520)	(1,483)	(276,003)
Accounts payable	9,240,985	5,933,524	15,174,509
Accrued expenses	1,450,799	3,532,981	4,983,780
Lease liability	(881,694)	-	(881,694)
Net cash used in operating activities	(4,109,040)	78,270	(4,030,770)

Cash flows from investing activities:
Purchases of property and equipment	(3,313,252)	-	(3,313,252)
Net cash used in investing activities	(3,313,252)		(3,313,252)

Cash flows from financing activities:
Proceeds from issuance of stock, net of costs	6,958,318	-	6,958,318
Proceeds from short term loan payable	779,795	-	779,795
Repayments of short-term loan payable	(1,045,753)	5,606	(1,040,147)
Net cash provided by financing activities	6,692,360	5,606	6,697,966

Effect of currency fluctuation on cash	-	23,783	23,783

Net (decrease) in cash	(729,932)	107,659	(622,273)
Cash, beginning of period	2,564,237	-	2,564,237
Cash, end of period	1,834,305	107,659	1,941,964

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,433,976	$(42,461)	$1,391,515
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial fair value of warrant and preferred investment option liability	$9,916,393	$-	$9,916,393
Initial value of lease liability	$704,960	$-	$704,960
Repayment of short-term loan payable in exchange for new short-term loan payable	$1,601,205	$(1,254,000)	$347,205
Purchase of property and equipment in accounts payable	$2,178,858	$-	$2,178,858

Fractional Shares

On January 2, 2024, the Company issued 66,571 shares of common stock as fractional shares that resulted from the Reverse Stock Split that was effective January 1, 2024.

February 2024 Public Offering

On February 13, 2024, we completed a public offering (the “Offering”) of (i) 140,000 shares (the “Common Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”); (ii) 632,628 prefunded warrants (the “Prefunded Warrants”) exercisable for an aggregate of 632,628 shares of Common Stock (the “Prefunded Warrant Shares”); and (iii) 772,628 Series F Warrants (the “Series F Warrants”) exercisable for an aggregate of 772,628 shares of Common Stock (the “Series F Warrant Shares”) issued pursuant to the securities purchase agreement, dated February 13, 2024 (the “Securities Purchase Agreement”), between the Company and certain institutional investors (the “Investors”).

The offering price of each Common Share and accompanying Series F Warrant was $4.529. The Offering price of each Prefunded Warrant and accompanying Series F Warrant was $4.529. The Common Shares, Prefunded Warrants, Prefunded Warrant Shares, Series F Warrants and Series F Warrant Shares are collectively referred to herein as the “Securities.” The Series F Warrants have an exercise price of $4.405 per share of Common Stock, are exercisable upon issuance and expire five years from the date of issuance. The exercise price of the Series F Warrants is subject to adjustment for stock splits, reorganizations, recapitalizations and similar capital transactions as described in the Series F Warrants. The Prefunded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of Common Stock at any time until all of the Prefunded Warrants are exercised in full.

In consideration for consummating this Offering, we paid the placement agent a cash fee equal to 7% of the aggregate gross proceeds of the Offering, a management fee equal to 0.5% of the gross proceeds of the Offering and reimbursed the placement agent for certain expenses and legal fees. We also issued warrants to the designees of the placement agent (the “Placement Agent Warrants”) exercisable for an aggregate of 46,358 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have substantially the same terms as the Series F Warrants, except that the Placement Agent Warrants have an exercise price equal to $5.6625 per share (125% of the $4.53 offering price of the Common Share and accompanying Series F Warrant),and expire on the fifth anniversary from the date of the commencement of sales in the Offering, February 13, 2029.

We received net proceeds of approximately $3.1 million from the Offering, after deducting the Offering expenses payable by us, including the placement agent’s commissions and fees.

February 2024 Warrant Amendments – Investors Warrants

In connection with the Offering, on February 13, 2024, we entered into a warrant amendment agreement with an Investor in the Offering pursuant to which the Company agreed to lower the exercise price of the Investor’s warrants (the “Common Warrants”) from $20.80 per share (as adjusted for the 1-for-65 reverse stock split of the Company’s Common Stock on January 2, 2024) to $4.405, the closing price of the Company’s common stock on February 13, 2024, in consideration for a cash payment of an aggregate of $25,529. The Common Warrants are exercisable for an aggregate of 204,230 shares of common stock and were issued to the Investor in connection with a private transaction of the Company on August 14, 2023. The amended exercise price of the investor’s Common Warrants was effective on February 16, 2024.

February 2024 Warrant Amendments - Series D Warrants

In connection with the Offering, on February 13, 2024, we entered into a warrant amendment agreement with the Investors, pursuant to which the Company agreed to lower the exercise price of the Investors’ Series D Warrants  from $18.85 per share (as adjusted for the 1-for-65 reverse stock split of the Company’s common stock on January 2, 2024) to $4.405, the closing price of the Company’s common stock on February 13, 2024, in consideration for a cash payment in aggregate of $9,381.  The Series D Warrants are exercisable for an aggregate of 75,048 shares of common stock and were issued to the Investors on June 23, 2023. The amended exercise price of the Series D Warrants was effective on February 16, 2024.

The shares of common stock underlying the Series D Warrants sold in the private transaction on June 23, 2023 were registered on behalf of the purchasers thereof on a registration statement on Form S-1 (File No: 333-271181) declared effective by the SEC on June 21, 2023.

Warrant Conversion

On July 31, 2024, the Company received cash consideration of $70,480 and issued 16,000 shares of common stock on conversion of 16,000 warrants at $4.405 per warrant.

On August 2, 2024, the Company received cash consideration of $88,100 and issued 20,000 shares of common stock on conversion of 16,000 warrants at $4.405 per warrant.

Series I Preferred Stock

On August 13, 2024, the board of directors of ToughBuilt Industries, Inc., declared the formation of and approved the issuance of an aggregate of 100 shares of Series I Preferred Stock, par value $0.0001 per share (the “Series I”). On August 26, 2024, we filed a certificate of designation (the “Certificate of Designation”) with the Nevada Secretary of State therein establishing the Series I Preferred Stock and describing the rights, obligations and privileges of the Series I Preferred Stock. Concurrently, we issued the 100 shares of Series I on the same date, in book-entry form to Michael Panosian, our Chief Executive Officer.

The Series I consist of 100 shares. Each share of Series I has a par value of $0.0001 per share. The Series I is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series I has no stated maturity and is not subject to any sinking fund. The holders of Series I will not be entitled to receive dividends of any kind. Each holder of Series I has full voting rights and powers equal to the voting rights and powers of holders of common stock, and for so long as Series I is issued and outstanding, the holders of the Series I shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Series I being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of the Series I then outstanding, and the holders of common stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The holders of Series I shall not be entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1), and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TOUGHBUILT INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ToughBuilt Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ToughBuilt Industries, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

System Conversion

Critical Audit Matter Description

As of January 1, 2023, the Company migrated its financial reporting system. This migration was significant to our audit because the process involved transferring substantial amounts of financial data and reconfiguring controls and processes within the new system. The migration required considerable effort to ensure that data was accurately and completely transferred, and that the new system was functioning as intended to maintain the integrity of financial reporting. Key risks included the accuracy and completeness of the financial data post-conversion, and ensuring the accuracy of the opening balances and reconciliation of retained earnings.

This matter was identified as a critical audit matter due to the high level of auditor judgment and complexity involved in assessing the accuracy and appropriateness of the adjustments related to the system conversion.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the system migration, included the following, among others:

-	We obtained an understanding of the process and controls implemented by management to ensure accurate data migration pre- and post-conversion. This included reviewing management's approach to data mapping, transfer protocols, and reconciliation procedures.

-	We tested the Company’s reconciliations to ensure the completeness of data transferred post-conversion. This involved comparing information between the systems and verifying that the audited financial information as of December 31, 2022 was accurately reflected in the new system.

-	We assessed the reconfiguration and design of internal controls in the new system. This included evaluating the design and implementation of controls over data integrity, financial reporting processes, and system access and security.

-	We substantively tested significant financial statement line items to ensure that the financial information generated by new system was not materially misstated. This included among other, sampling populations, performing reconciliations to source documents, re-calculating and reviewing key financial analytics.

-	We obtained an understanding of the nature and cause of the errors that led to the restatements of the Company's quarterly financial information as a result of the migration of data. In addition, we performed a detailed reconciliation and comprehensive review of the adjusted balances post-conversion. This involved additional testing and analysis to ensure the restated balances were accurately reflected and that the errors were appropriately corrected in the reporting periods.

By performing these procedures, we were able to address the risks associated with the migration process, ensure the completeness of financial data transfer, and verify that the financial information post-conversion is not materially misstated.

Identification of a Number of Audit Adjustments and Deficiencies in the Company's Internal Control System over Financial Reporting

Critical Audit Matter Description

During our audit of the financial statements for the year ended December 31, 2023, we identified numerous significant adjustments that have been reflected in the audited financial statements. These adjustments were a result of material weaknesses identified in the design and effectiveness of the Company’s internal control over financial reporting. The principal considerations for our determination that this is a critical audit matter are the pervasive effects of the material weaknesses on the financial statements and the considerable audit effort and judgment required to address these issues. These weaknesses necessitated extensive auditor judgment and effort to:

-	Assess the sufficiency and appropriateness of the significant adjustments recorded.

-	Determine the impact of these adjustments on the interim and annual financial statements previously issued by the Company.

-	Evaluate the Company's ability to properly account for financial transactions in conformity with accounting principles generally accepted in the United States of America.

The audit effort required performing substantial incremental audit procedures as well as assessing the overall impact of these weaknesses on the presentation and disclosure of such adjustments on the financial statements.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures to address this critical audit matter included the following:

-	We evaluated the design and implementation of internal controls over financial reporting, through which material weaknesses were identified in the design and implementation of the control environment which led to the audit adjustments noted. This involved performing walkthroughs and reviewing documentation of the key controls identified within the Company’s multiple business processes. As a result of our evaluation, some deficiencies were noted due to improper design, or lack of implementation.

-	We conducted incremental substantive testing on all significant accounts identified during the audit, and extended procedures to address any additional risks identified subsequent to the establishment of our planned audit procedures. Substantive testing included sampling populations, performing reconciliations to source documents, calculating and reviewing key financial analytics, and confirming balances with third parties, when appropriate. As a result of these procedures, a number of significant adjustments were discovered and reflected in the financial statements. These adjustments also had implications on deficiencies within the Company’s internal controls over financial reporting.

-	We evaluated the disclosures related to the restatement of previously issued financial statements, that resulted from the deficiencies in the Company's internal controls over financial reporting.

-	We inquired and reviewed when applicable communication between management and the audit committee related to the identified material weaknesses and the corresponding adjustments to understand the oversight and governance related to these issues.

By performing these procedures, we were able to address the identified material weaknesses and verify that the necessary adjustments were accurately reflected in the financial statements, ensuring that the financial statements were presented fairly, in all material respects, in accordance with GAAP.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

Costa Mesa, California

December 20, 2024

TOUGHBUILT INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$1,152,540	$2,564,237
Accounts receivable, net of allowance for credit losses of $487,342 and $13,000 at December 31, 2023 and 2022, respectively	10,239,570	16,810,659
Inventory	21,941,803	40,365,286
Prepaid and other current assets	168,122	369,792
Total Current Assets	33,502,035	60,109,974

Property and equipment, net	13,776,672	17,500,383
Right of use assets	2,833,268	4,415,859
Other assets	1,678,209	1,890,780
Total Assets	$51,790,184	$83,916,996
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$46,954,346	$28,571,272
Accrued expenses	5,277,503	3,010,914
Related party payables	1,970,100	1,100,000
Short term lease liability	1,512,503	959,630
Short term loan payable	288,588	973,583
Warrant and preferred investment option liabilities	4,120,593	16,116,273
Total Current Liabilities	60,123,633	50,731,672
Long term lease liability	1,387,578	3,477,380
Total Liabilities	61,511,211	54,209,052

Shareholders’ Equity (Deficit)
Series C Preferred Stock, $0.0001 par value, 4,268 shares authorized, 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Series D Preferred Stock, $1,000 par value, 5,775 shares authorized, 0 shares issued, and outstanding at December 31, 2023 and 2022, respectively	-	-
Series E Preferred Stock, $0.0001 par value, 15 shares authorized, 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Series F Preferred Stock, $0.0001 par value, 2,500 shares authorized, 2,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Series G Preferred Stock, $0.0001 par value, 2,500 shares authorized, 2,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Series H Preferred Stock, $0.0001 par value, 50,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-

Common stock, $0.0001 par value, 200,000,000 shares authorized, 567,927 shares and 216,600 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	57	22
Additional paid-in capital	181,598,810	174,660,975
Accumulated other comprehensive income	82,472	-
Accumulated deficit	(191,402,366)	(144,953,053)
Total Shareholders’ Equity (Deficit)	(9,721,027)	29,707,944
Total Liabilities and Shareholders’ Equity (Deficit)	$51,790,184	$83,916,996

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2023	2022
Revenues, net of allowances
Metal goods	$35,452,855	$51,160,571
Soft goods	36,208,401	38,301,113
Electronic goods	4,610,566	5,792,083
Total revenues, net of allowances	76,271,822	95,253,767

Cost of Goods Sold
Metal goods	25,027,277	40,434,106
Soft goods	30,167,401	24,413,884
Electronic goods	4,671,462	5,194,514
Total cost of goods sold	59,866,140	70,042,504

Gross profit	16,405,682	25,211,263

Operating expenses:
Selling, general and administrative	56,044,334	66,189,907
Impairment of property and equipment	5,583,290	-
Research and development	11,996,000	11,296,948
Total operating expenses	73,623,624	77,486,855

Loss from operations	(57,217,942)	(52,275,592)

Other income (expense)

Inducement expense	(6,373,353)	-
Interest expense	(1,701,113)	(1,914,120)
Change in fair value of warrant and preferred investment option liability	19,381,313	16,763,205
Warrant issuance cost	(538,218)	(1,868,766)
Total other income	10,768,629	12,980,319

Net loss before provision for income tax	(46,449,313)	(39,295,273)

Provision for income tax	-	-

Net loss	$(46,449,313)	$(39,295,273)

Common stock deemed dividend	-	(7,467,200)
Net loss attributable to common stockholders	$(46,449,313)	$(46,762,473)

Basic and diluted net loss per share attributed to common stockholders	$(122.12)	$(461.14)
Weighted average number of shares outstanding - basic and diluted	380,344	101,405

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance – January 1, 2022	-	$-	-	$-	9	-	-	-	-	-	-	$-	13,262	1	156,184,412	-	(98,287,890)	57,896,523
Issuance of common stock and warrants, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	160,916	16	9,154,406	-	-	9,154,422
Issuance of preferred stock	-	-		-	-	-	2,500		2,500	-	-	-	-	-	1,833,995	-	-	1,833,995
Issuance of common stock upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	24,672	3	9,230,011	-	-	9,230,014
Cashless warrants exercised	-	-	-	-	-	-	-	-	-	-	-	-	17,750	2	(2)	-	-	-
Repurchase of common stock warrants	-	-	-	-	(9)	-	-	-	-	-	-	-	-	-	(2,500,000)	-	-	(2,500,000)
Adoption of lease guidance	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	97,310	97,310
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	758,152	-	-	758,152
Other comprehensive income
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(46,762,473)	(46,762,473)
Balance - December 31, 2022	-	-	-	-	-	-	2,500	-	2,500	-	-	-	216,600	22	174,660,975	-	(144,953,053)	29,707,944
Issuance of common stock from pre-funded warrants	-	-	-	-	-	-	-	-	-		-	-	13,345	1	(1)		-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	332,240	33	6,375,982		-	6,376,015
Issuance of common stock, conversion of warrants	-	-	-	-	-	-	-	-	-	-	-	-	5,742	1	108,244		-	108,245
Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	453,610		-	453,610
Other comprehensive income																82,472		82,472
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(46,449,313)	(46,449,313)
Balance - December 31, 2023	-	-	-	-	-	-	2,500	$-	2,500	$-	-	-	567,927	$57	$181,598,810	$82,472	$(191,402,366)	$(9,721,027)

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,449,313)	$(39,295,273)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	5,764,732	4,162,153
Impairment of property and equipment	5,583,290	-
Allowance for credit losses	4,488,686	2,918,869
Inducement expense	6,373,353	-
Stock-based compensation expense	453,610	758,152
Loss on sale of property and equipment	16,652	15,806
Amortization of right of use assets	1,313,343	713,958
Amortization of patents	108,998	-
Write-down of patents	237,434	-
Gain on abandonment of lease	(139,466)	-
Change in fair value of warrant and preferred investment option liability	(19,381,313)	(16,763,205)
Interest paid on short-term loan	82,253	-
Warrant issuance costs	538,218	1,868,766
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	2,082,403	(1,549,595)
Decrease (increase) in inventory	18,423,483	(1,933,274)
Decrease (increase) in prepaid assets	201,670	416,244
(Increase) in other assets	(51,064)	(1,148,089)
Increase in accounts payable	15,918,374	11,943,821
(Decrease) increase in accrued expenses	(394,017)	1,302,897
Increase in related party payables	870,100	-
(Decrease) in lease liability	(1,128,215)	(703,047)
Net cash (used in) operating activities	(5,086,789)	(37,291,817)

Cash flows from investing activities:
Proceeds from sale of equipment	-	50,000
Purchase of other assets	(82,797)	-
Purchase of property and equipment	(2,515,653)	(5,099,768)
Net cash (used in) investing activities	(2,598,450)	(5,049,768)

Cash flows from financing activities:
Proceeds from exercise and conversion of warrants	3,051,670	5,978,067
Proceeds from issuance of stock, net of costs	3,906,648	32,981,948
Repurchase of common stock warrants	-	(2,500,000)
Proceeds from loan payable	722,038	1,669,000
Repayments of loan payable	(1,489,286)	(695,417)
Net cash provided by financing activities	6,191,070	37,433,598

Effect of exchange rates on cash	82,472	-

Net decrease in cash	(1,411,697)	(4,907,987)
Cash, beginning of period	2,564,237	7,472,224
Cash, end of period	$1,152,540	$2,564,237

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$98,022	$-
Income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$5,125,305	$3,424,416
Repayment of short-term loan payable in exchange for new short-term loan payable	$1,601,205	$-
Initial value of operating lease liability	$2,072,325	$5,140,057
Initial fair value of warrants	$9,916,393	$37,687,895

The accompanying notes are an integral part of these consolidated financial statements.

TOUGHBUILT INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

TOUGHBUILT® distributes products in the following categories, all designed and engineered in the United States and manufactured by third party vendors in China:

●	tool belts, tool bags and other personal tool organizer products;

●	complete line of knee pads for various construction applications; and

●	jobsite tools and material support products consisting of a full line of miter-saws and table saw stands, sawhorses/job site tables and roller stands.

On April 25, 2022, the Company effected a 1-for-150 reverse stock split (the “2022 Reverse Split”) of its issued and outstanding common stock. As a result of the 2022 Reverse Split, each one hundred fifty shares of issued and outstanding prior to the 2022 Reverse Split were converted into one share of common stock.

On January 2, 2024, the Company effected a 1-for-65 reverse stock split (the “2024 Reverse Split”) of its issued and outstanding common stock. As a result of the 2024 Reverse Split, each sixty-five shares of issued and outstanding prior to the 2024 Reverse Split were converted into one share of common stock. All share and per share numbers in the consolidated financial statements and notes below have been revised retroactively to reflect the 2024 Reverse Split.

Going Concern

The Company has incurred substantial operating losses since its inception. As reflected in the consolidated financial statements, the Company reported cash on hand of $1,152,540, working capital deficit of $26,621,598, and accumulated deficit of $191,402,366 at December 31, 2023. The Company reported a net loss of $46,449,313, and net cash used in operating activities of $5,086,789 for the year ended December 31, 2023. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this Annual Report on Form 10-K. The Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders, and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ToughBuilt Industries UK Limited, ToughBuilt Brazil, ToughBuilt Columbia, ToughBuilt Armenia and ToughBuilt Mexico. All intercompany balances and transactions are eliminated.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related recognition of revenue, valuation of accounts receivable, valuation of long-lived assets, fair value of financial instruments and fair value measurements, and revenue recognition. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents on December 31, 2023 and 2022, respectively.

Foreign Currency Translation and Transactions

Foreign currency-denominated assets and liabilities of consolidated subsidiaries are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Other comprehensive income and accumulations thereof within stockholders’ equity. Results of operations of foreign subsidiaries are translated using the monthly weighted-average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in Other Income and (Expenses) of the Company. Gains and losses resulting from intercompany foreign currency transactions that are of a long-term investment nature are reported in Other Comprehensive Income, if applicable.

Accounts Receivable

Accounts receivable represent income earned from the sale of tools and accessories for which the Company has not yet received payment. Accounts receivables are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for credit losses based on expected future uncollectible accounts receivable using forecasts of future economic conditions in addition to information about past events and current conditions. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivables and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our financial position, results of operations, and cash flows.

The Company recorded allowance for expected credit losses as follows:

Balance - December 31, 2021	$13,000
Additions to credit losses allowance	2,918,869
Balance - December 31, 2022	2,931,869
Additions to credit losses allowance	4,488,686
Less: Credit losses written off	(6,933,213)
Balance - December 31, 2023	$487,342

The Company also has an agreement with a third party to be able to receive advance payments for certain accounts receivables for a specified fee. Under this agreement, the respective customers will repay the third party within a predetermined term. Receivables transferred under this agreement generally meet the requirements to be accounted for as sales in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.” ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. The Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable). In addition, control has effectively been transferred.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. The reported net value of inventory includes finished salable products that will be sold or used in future periods. The Company reserves for obsolete and slow-moving inventory. At December 31, 2023 and 2022, the Company did not provide a reserve for obsolete and slow-moving inventory, and all inventory represented finished goods.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets which are as follows: furniture 5 years, computers 3 years, production equipment 5 years, automobiles 5 years, tooling and molds 4 years, and software application development 4 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service. The Company evaluates property and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. During the year ended December 31, 2023, the Company identified impairment of its assets and recorded as an expense and a direct write-down of its assets of $5,583,290 and $0 for the years ended December 31, 2023 and 2022, respectively.

Common Stock Purchase Warrants

The Company accounts for the common stock purchase warrants in accordance with the guidance contained in ASC 815-40, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to its fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised, and any change in fair value is recognized in the statements of operations.

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

There were no transfers in our Level 3 financial instruments during the years ended December 31, 2023 and 2022, respectively.

The fair value of the Company’s warrants and preferred investment options liability recorded in the Company’s consolidated financial statements was determined using a Black-Scholes valuation methodology and the quoted price of the Company’s common stock in an active market, a Level 3 measurement. Volatility was based on the actual market activity of the Company for the period in which the Company was public and its peer group for the remaining period. The expected life was based on the remaining contractual term of the warrants, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The Company calculated the estimated fair value of warrants on the date of issuance and at each subsequent reporting date using the following assumptions:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Risk-free interest rate	3.88% - 4.51%	4.06% - 4.32%
Contractual term	1.5 – 4.5 years	1.75 – 4.75 years
Dividend yield	0%	0%
Expected volatility	126% - 151.2%	88% - 99.5%

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

The table below provides a reconciliation of the beginning and ending balances for the warrant and preferred investment option liability which is measured at fair value using significant unobservable inputs (Level 3):

Balance, January 1, 2022	$4,801,929
Fair value of warrant and preferred investment option liability at issuance	37,687,895
Fair value of warrant and preferred investment option liability upon exercise	(9,610,346)
Change in the fair value of warrant and preferred investment option liability	(16,763,205)
Balance, December 31, 2022	$16,116,273

Balance, January 1, 2023	$16,116,273
Fair value of warrant and preferred investment option liability at issuance	9,916,393
Fair value of warrant and preferred investment option liability exercised at time of inducement	(2,530,760)
Change in the fair value of warrant and preferred investment option liability	(19,381,313)
Balance, December 31, 2023	$4,120,593

Revenue Recognition

The Company recognizes revenues when a product is delivered to the customer, and the ownership is transferred. The Company’s revenue recognition policy is based on the revenue recognition criteria established under ASC 606 “Revenue From Contracts With Customers” which has established a five-step process to govern contract revenue and satisfy each element is as follows: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as you satisfy a performance obligation. The Company records the revenue once all the above steps are completed. The Company’s estimate of its exposure to return goods, including warranty returns, under its general right of return policy, allows customers to return products that their customers have returned to them from time to time. The Company recorded an allowance for returned goods and warranty returns totaling $600,092 and $0 for the year ended December 31, 2023 and 2022, respectively. See Note 10 for further information on revenue recognition.

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $1,016,530 and $4,680,366 for the years ending December 31, 2023 and 2022, respectively.

Patents

Legal fees and similar costs over $2,500 incurred relating to patents are capitalized and are amortized over their estimated useful life once determined. Such costs amounted to $1,328,328 and $1,459,232 as of December 31, 2023 and 2022, respectively, and are included in other assets on the accompanying consolidated balance sheets. The Company recorded write-down of intellectual property of $237,434 and $0, legal and other capitalized fees paid for patents $82,797 and $0, and amortization expense of $108,998 and $0 for the year ended December 31, 2023 and 2022, respectively. The accumulated amortization balance of patents totaled $108,998 and $0 as of December 31, 2023 and 2022, respectively,

Research and Development

Expenditures for research activities relating to patents and product development are charged to expense as incurred. Such expenditures amounted to $11,996,000 and $11,296,948 for the years ending December 31, 2023 and 2022, respectively.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance.

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

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants, options, and restricted stock units. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Year Ended
	December 31, 2023	December 31, 2022
Warrants and preferred investment options	525,751	178,840
Options and restricted stock units	20,785	20,789
Total anti-dilutive weighted average shares	546,536	199,629

Segment Reporting

The Company operates one reportable segment referred to as the tools segment. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separate reportable segments.

Reclassification of Prior Year Balances

Certain prior year balances are reclassified to conform with current year balances for presentation purposes, resulting in no changes in assets, liabilities and stockholders’ equity.

Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address improvements to reportable segment disclosure requirements, specifically requiring disclosure of significant segment expenses. The amendment also extends certain annual disclosures to interim periods and clarifies that single reportable segment entities must apply ASC 280 in its entirety, inclusive of this update. This ASU is effective for fiscal years beginning after December 15, 2023, as well as all interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the disclosure requirements for income taxes primarily related to the rate reconciliation and income taxes paid information. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s disclosures.

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718), an amendment of the FASB Accounting Standards Codification. The amendments in this ASU address improvements to clarify the accounting treatment of profits interest awards. The amendments provide illustrative examples for entities to evaluate whether profits interest awards should be accounted for are share based compensation (Topic 718) or as cash bonus or profit-sharing arrangement (Topic 710). This ASU is effective for fiscal years beginning after December 15, 2023, as well as all interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, including adoption in an interim period. The Company does not believe this standard will have an impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.

NOTE 3: INVENTORY

Inventory consists of:

	December 31, 2023	December 31, 2022
Finished goods	$21,941,803	$40,365,286
Total	$21,941,803	$40,365,286

Inventory is valued at the lower of cost or net realizable value.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2023	December 31, 2022
Furniture	$2,277,017	$2,252,686
Computers	1,417,365	1,384,542
Production equipment	227,941	245,713
Tooling and molds	14,079,600	8,737,114
Automobiles	412,509	412,509
Application development	1,614,483	4,258,916
Website design	-	1,399,029
Steelbox	883,320	882,000
Leasehold improvements	5,751,311	5,058,790
	26,663,546	24,631,299
Less: accumulated depreciation	(12,886,874)	(7,130,916)
Property and equipment, net	$13,776,672	$17,500,383

Depreciation expense for the years ended December 31, 2023 and 2022, was $5,764,732 and $4,162,153, respectively.

NOTE 5: RELATED PARTY TRANSACTIONS

On July 6, 2020, the Company entered into a project development agreement with Adaptive Tech Services (“ATS”), whereby ATS assisted the Company in the development of various technological platforms ranging from software to other digital applications to be integrated with the Company’s products. ATS is owned and operated by the spouse of a former member of the Company’s board of directors and the Chairperson of the Company’s audit committee. The Company recorded project development expenses of $1,058,000 and $2,210,000 for the years ended December 31, 2023 and 2022, respectively. The Company recorded an impairment expense of $4,093,532 and $0 for the development of these technological platforms for the years ended December 31, 2023 and 2022, respectively. The amount due and payable to the related party at December 31, 2023 and 2022 was $1,970,100 and $1,100,000, respectively.

On February 15, 2019, the Company entered into an agreement with Cyberduction, whereby Cyberducton provided the Company with outside services managing the Company’s website, information technology support, customer services, and external show and convention coordination for a fixed fee of $57,500 per quarter. The principal owner of Cyberduction is a sibling of our Company’s Chief Executive Officer. The Company recorded an expense of $230,000 for each of the years ended December 31, 2023 and 2022, respectively. The amount due and payable to Cyberduction was $0 at December 31, 2023 and 2022.

On September 01, 2020, the Company entered into an agreement with Zgal Amazon Services (“Zgal”), whereby Zgal provided the Company with outside services managing the setup of the Company’s Amazon presence in multiple countries in Europe and USA including Amazon pricing, logistics and inventory coordination. The principal owner of Zgal is a sibling of our Company’s Chief Financial Officer. For the years ended December 31 2023 and 2022, the Company recorded an expense of $245,000 and $420,000, respectively, for services provided by Zgal. The amount due and payable to Zgal was $0 at December 31, 2023 and 2022.

The Company recorded bonus expense of $800,000 and $880,000 payable to management team for the years ended December 31, 2023 and 2022, respectively. Bonus payable totaled $1,680,000 and $880,000 as of December 31, 2023 and 2022, respectively.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into a lease for office space at 8669 Research Drive, in Irvine, California, as its corporate headquarters. The lease commenced on December 1, 2019 for a term of 5 years, with no rent due and payable until April 1, 2020. From April 1, 2020 through March 31, 2025, base rent due on the first day of each month amounted to $25,200, escalating annually on December 1 of each year thereafter, to $29,480 beginning December 1, 2023. The Company paid an initial amount of $68,128 comprising the rent for April 2020, a security deposit and the amount due for property taxes, insurance and association fees.

The Company entered into a lease agreement on April 19, 2022 with Aviva Life and Pensions UK Limited for office space for a five-year term. The lease commenced on April 18, 2023 and matures on January 17, 2027. The quarterly base rent for the lease is $38,759. The Company recorded the initial value of lease liability of $790,378 and recorded rent expense of $153,901 for the year ended December 31, 2023.

In addition, the Company entered into two leases for additional spaces in Irvine, California. The leases commenced on March 1, 2022 and June 1, 2022. Base rent at the inception of the lease was $16,250 and $48,379 per month, with escalations contained in the lease through February 28, 2027 and May 31, 2027.

The Company entered into a lease for office space in North Carolina on May 1, 2023 for a five year term. The Company paid a security deposit of $24,000 and the monthly base rent was $24,246 with an annual escalation of rent increase at 2%. The landlord completed the improvements to the office space and the lease commenced on December 1, 2023.

The Company entered into a lease for office space in Columbia on August 15, 2023 for a two year term. The Company paid a security deposit totaling $24,511 at the inception of the lease. The monthly base rent was $3,500 with no annual escalation of rent increases.

Supplemental balance sheet information related to leases is as follows as of December 31, 2023 and 2022:

	As of December 31,
Operating Leases	2023	2022
Right-of-use assets, net	$2,833,268	$4,415,859

Current liabilities	1,512,503	959,630
Non-current liabilities	1,387,578	3,477,380
Total operating lease liabilities	$2,900,081	$4,437,010

Weighted Average Remaining Lease Term	2.91 Years	4.01 Years

Weighted Average Discount Rate	12%	4%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future operating lease costs are as follows:

For the years ending December 31,	Building leases

2024	$1,098,703
2025	791,431
2026	723,188
2027	426,830
2028	262,446
Total lease payments	3,302,598
Less: imputed interest	(402,517)
Present value of lease liabilities	$2,900,081

The Company recorded the operating lease costs of $1,240,368 and $1,120,081 for the years ended December 31, 2023 and 2022, respectively. The Company paid cash payments of $1,301,300 and $681,914 for rent for the years ended December 31, 2023 and 2022, respectively.

Employment Agreements with Officers

Michael Panosian Employment Agreement

The Company entered into the Employment Agreement dated as of December 29, 2022 with Michael Panosian (the “Panosian Employment Agreement”). The Panosian Employment Agreement provides that Mr. Panosian will serve as our Chief Executive Officer, President, and Chair of the Board for a term beginning on December 29, 2022 and ending on December 29, 2025 (the “Initial Term”), with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Panosian Employment Agreement, Mr. Panosian will be entitled to: (i) an annual base salary of $650,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $350,000 payable in cash, which may be granted at the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 8,308 incentive stock options, pursuant to the 2022 Plan and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $1,000 monthly automobile allowance. Any incentive-based compensation or award that Mr. Panosian receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event the Company terminates Mr. Panosian without “Cause” (as defined below) at any time with 90 days prior written notice, or Mr. Panosian resigns for “Good Reason” (as defined below), Mr. Panosian will be entitled to the following, provided that he executes a general waiver and release of claims: (i) an amount equal to 1.5 times the average of his base salary if terminated during the Initial Term, or an amount equal to 1 times the average of his then base salary; (ii) monthly payments for up to 12 months (and 18 months, if terminated during the Initial Term) of COBRA premiums for continued group health, dental and vision coverage; and (iii) the immediate vesting of all long-term incentive awards, that utilize time-based vesting.

In the event the Company terminates Mr. Panosian’s employment for Cause or Mr. Panosian’s resignation without “Good Reason, Mr. Panosian will only be entitled to receive accrued and unpaid compensation and wages accrued prior to such date.

If, within one year following a Change of Control of the Company, Mr. Panosian’s employment is terminated involuntarily by us other than for Cause, death, or disability or by Mr. Panosian pursuant to a voluntary termination for Good Reason, and Mr. Panosian executes and does not revoke a general release of claims against us and our affiliates in a form acceptable to us, then we shall, in addition to any other earned but unpaid base salary and vacation pay due through the date of such termination, provide Mr. Panosian (i) an amount equal to two times his then prevailing annual base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage.

The Panosian Employment Agreement contains restrictive covenants prohibiting Mr. Panosian from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Nondisclosure Agreement.

Martin Galstyan Employment Agreement

The Company entered into the Employment Agreement dated as of December 29, 2022 with Martin Galstyan (the “Galstyan Employment Agreement”). The Galstyan Employment Agreement provides that Mr. Galstyan will serve as our Chief Financial Officer for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Galstyan Employment Agreement, Mr. Galstyan will be entitled to: (i) an annual base salary of $300,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 1,731 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $500 monthly automobile allowance. Any incentive-based compensation or award that Mr. Galstyan receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event the Company terminates Mr. Galstyan without “Cause” (as defined below), or Mr. Galstyan resigns for “Good Reason” (as defined below), Mr. Galstyan will be entitled to the following, provided that he executes a general waiver and release of claim and does not revoke the release: (i) an amount equal to 6 months of his then base salary; (ii) monthly payments for up to 6 months of COBRA premiums for continued group health, dental and vision coverage, unless Mr. Galstyan starts receiving coverage under his subsequent employment; and (iii) continuation of his vesting schedule per the 2022 Plan, with three months for exercise of any vested option(s). If Mr. Galstyan’s employment is terminated by the Company following a Change of Control of the Company, Mr. Galstyan will be entitled to: (i) an amount equal to 1 time his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

In the event the Company terminates Mr. Galstyan employment for Cause or Mr. Galstyan’s resignation without Good Reason, Mr. Galstyan shall only be entitled to receive accrued and unpaid compensation and wages accrued prior to such date.

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

The Galstyan Employment Agreement contains restrictive covenants prohibiting Mr. Galstyan from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Nondisclosure Agreement.

Joshua Keeler Employment Agreement

The Company entered into the Employment Agreement dated as of December 29, 2022 with Joshua Keeler (the “Keeler Employment Agreement”). The Keeler Employment Agreement provides that Mr. Keeler will serve as our Chief Design Officer for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Keeler Employment Agreement, Mr. Keeler will be entitled to: (i) an annual base salary of $475,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 5,539 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $750 monthly automobile allowance. Any incentive-based compensation or award that Mr. Keeler receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event the Company terminates Mr. Keeler without “Cause” (as defined below) with 90 days prior written notice, or Mr. Keeler resigns for “Good Reason” (as defined below), Mr. Keeler will be entitled to the following, provided that he executes a general waiver and release of claims: (i) an amount equal to 1.5 times the average of his base salary if terminated during the Initial Term, or an amount equal to 1 times the average of his then base salary; (ii) monthly payments for up to 12 months (and 18 months, if terminated during the Initial Term) of COBRA premiums for continued group health, dental and vision coverage; and (iii) the immediate vesting of all incentive awards, that utilize time-based vesting. If Mr. Keeler’s employment is terminated by the Company following a Change of Control of the Company, Mr. Keeler will be entitled to: (i) an amount equal to 2 times his then prevailing base salary; (i) immediate vesting of all incentive awards; and (iii) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage.

In the event the Company terminate Mr. Keeler’s employment for Cause or Mr. Keeler’s resignation without Good Reason, Mr. Keeler shall only be entitled to receive accrued and unpaid compensation and wages accrued prior to such date.

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

The Keeler Employment Agreement contains restrictive covenants prohibiting Mr. Keeler from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Nondisclosure Agreement.

Zareh Khachatoorian Employment Agreement

The Company entered into the Employment Agreement dated as of December 29, 2022 with Zareh Khachatoorian (the “Khachatoorian Employment Agreement” and, together with the Panosian Employment Agreement, the Galstyan Employment Agreement and the Khachatoorian Employment Agreement, the “Employment Agreements”). The Khachatoorian Employment Agreement provides that Mr. Khachatoorian will serve as our Chief Operating Officer and Secretary for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Khachatoorian Employment Agreement, Mr. Khachatoorian will be entitled to: (i) an annual base salary of $300,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 1,731 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $500 monthly automobile allowance. Any incentive-based compensation or award that Mr. Khachatoorian receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event the Company terminate Mr. Khachatoorian without Cause, or Mr. Khachatoorian resigns for Good Reason (each as defined in the Khachatoorian Employment Agreement), Mr. Khachatoorian will be entitled to the following, provided that he executes a general waiver and release of claim and does not revoke the release: (i) an amount equal to 6 months of his then base salary; (ii) monthly payments for up to 6 months of COBRA premiums for continued group health, dental and vision coverage, unless Mr. Khachatoorian starts receiving coverage under his subsequent employment; and (iii) continuation of his vesting schedule per the 2022 Plan, with three months for exercise of any vested option(s). If Mr. Khachatoorian’s employment is terminated by the Company following a Change of Control of the Company, Mr. Khachatoorian will be entitled to: (i) an amount equal to 1 time his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

In the event the Company terminates Mr. Khachatoorian’s employment for Cause or Mr. Khachatoorian’s resignation without Good Cause, Mr. Khachatoorian shall only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

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

The Khachatoorian Employment Agreement contains restrictive covenants prohibiting Mr. Khachatoorian from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Nondisclosure Agreement.

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

October 7, 2022 Litigation

On October 7, 2022, one of our stockholders (the “2022 Plaintiff”), filed a shareholder derivative action against the Company, Michael Panosian, Joshua Keeler, Zareh Khachatoorian, Martin Galstyan, et. al. (collectively, the “2022 Defendants”) in the Eighth Judicial District Court of Nevada, Case No. A-22-859580-B. In the complaint, the 2022 Plaintiff alleged a breach of the applicable 2022 Defendants’ fiduciary duties of loyalty, good faith, and due care owed to us and our shareholders, by negligently, willfully, recklessly and/or intentionally failing to perform their fiduciary duties primarily in connection with our registered direct offering of 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock in February 2022 and subsequent 1-for-150 reverse stock split effected in April 2022. The 2022 Plaintiff claimed that the 2022 Plaintiff has suffered (i) monetary damages in excess of $10,000, and (ii) attorney fees and costs, and is entitled to reimbursement. The 2022 Plaintiff asked for the following relief (i) issuance of a preliminary injunction enjoining us and the Board from continued of their fiduciary duties; (ii) damages incurred by the plaintiff; (iii) for an accounting of our books and records; (iv) equity relief; and (v) reimbursement of attorney and courts fees and other related costs. On October 12, 2023, the 2022 Defendants filed a motion to dismiss the case, and after a hearing on February 14, 2024, the court dismissed the case on March 18, 2024. The 2022 Plaintiff subsequently appealed to the Nevada Supreme Court on April 9, 2024. Currently, the appeal deadlines are on hold while the parties complete the Supreme Court’s mandatory settlement program. Following Plaintiff’s appeal of the District Court’s Order dismissing the derivative claims to the Nevada Supreme Court, Plaintiff filed a Motion for Reconsideration under Rule 60 of the Nevada Rules of Civil Procedure based upon the argument that new evidence demonstrated that at least one member of the SLC was not independent. Following full briefing and oral argument on Plaintiff’s motion, the District Court issued a Minute Order on October 17, 2024, denying the motion. As the Court recognized, there can be no question that at least two members of the SLC were independent, which is a more than sufficient number under Nevada law. The District Court instructed counsel for the SLC to submit a formal draft order for the District Court’s review and signature. Plaintiff’s appeal of the dismissal of the derivative claims is still pending and remains in the Nevada Supreme Court settlement program.

We believe that the claims put forth by the 2022 Plaintiff are without merit and we intend to vigorously defend ourselves and the officers named in the complaint.

June 22, 2023 Litigation

On June 22, 2023, PCS Properties 2, LLC (the “Plaintiff”) filed a first amended complaint in the Superior Court, State of California, County of Orange, Central Justice Center (Case No. 30-2023-01326779-CU-UD-CJC) against the Company. In the complaint, the Plaintiff is suing the Company for Breach of the Company’s lease agreement, dated December 10, 2021 (the “Lease”), for the real property located at 8687 Research Drive, Suites 100, 150, 250, Irvine, CA 92618 (collectively, the “Premises”). The Plaintiff alleges that the Company owes the Plaintiff rent in the estimated sum of $124,800 for the Premises, representing due rent through May 31, 2023 and is suing the following damages: (i) the unpaid rent, (ii) the rent for the balance of the term of the Lease (June 1, 2023 to May 31, 2027) in the minimum sum of $2,374,278, less any sums that the Company proves could be reasonably avoided and (iii) all other amounts necessary to compensate Plaintiff for all the detriment proximately caused by the Company’s failure to perform its obligations under the Lease or which in the ordinary course of things would be likely to result therefrom, including but not limited to the cost of recovering possession of the Premises, expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys’ fees, and that portion of any leasing commission paid by Plaintiff in connection with the Lease applicable to the unexpired term of the Lease, in an amount to be proved at trial or earlier hearing in this matter (iv) prejudgment interest at the maximum legal rate (v) reasonable attorney’s fees and court fees. The Company is reviewing this matter with its real estate attorney and available legal options and strategies to resolve this matter with the Plaintiff. As of December 31, 2023, the range of loss is estimated to be between $250,000 and $500,000, and the Company has accrued $375,000 for any potential loss. On May 29, 2024, the Company settled its litigation with the plaintiff – see Note 13).

June 6, 2024 Litigation

On May 1, 2023, the Company entered into a lease agreement for office space with Concord Property Development, LLC (“Concord”) in North Carolina for a five-year term. On June 6, 2024, the Company entered into a Settlement Agreement with Concord Property Development, LLC (“Landlord”) to resolve a dispute arising from nonpayment of rent. Under the terms of the Settlement Agreement, the Company agreed to pay the Landlord a total settlement amount of Six Hundred Sixty-Six Thousand Three Hundred Eighty-Eight Dollars $666,388, in four scheduled payments: (i) paid $100,000 on June 30, 2024; (ii) paid $200,000 on July 31, 2024; (iii) paid $183,194 on August 31, 2024; and (iv) paid $183,194 on September 30, 2024 pursuant to the terms of the Settlement Agreement.  The Settlement Agreement stipulates that upon the Company’s timely payment of the full settlement amount, the Landlord will release and forever discharge the Company from any claims, demands, damages, liabilities, or causes of action related to the lease and the dispute. Additionally, the Settlement Agreement provides that in the event of the Company’s default on its payment obligations, the Landlord is entitled to record a Confession of Judgment against the Company, creditable with any payments made. The Agreement also specifies that it is not to be considered an admission of liability by any party. The Company has settled its litigation with Concord on September 30, 2024.

NOTE 7: SHORT-TERM LOAN PAYABLE

In July 2022, the Company entered into a short-term loan from a third-party in the amount of $1,669,000. The loan originally matured in July 2023 and bore interest at 7.99% per annum, with monthly payments of both interest and principal. In February 2023, the Company entered into an amended short-term loan in the amount of $1,127,000 (“February Note”). As part of this new short-term loan, the Company received an additional funding of $412,589. The loan matured in November 2023 and bore annual interest at 9.49%, with monthly payments due for both interest and principal. Subsequently in May 2023, the Company entered into a new short-term loan in the amount of $1,254,000 (“May Note”), part of which was used to pay off the February Note in full. Net proceeds from the May Note amounted to $309,449. The May Note matured in February 2024 and bore annual interest at 9.49%, with monthly payments of both interest and principal. The principal balance payable on short-term loan was $288,588 and $973,583 at December 31, 2023 and 2022, respectively. The Company recorded interest expense of $95,015 and $57,817 on short-term loan payable for the years ended December 31, 2023 and 2022, respectively.

NOTE 8: STOCKHOLDERS’ EQUITY

On December 31, 2023 and 2022, the Company had an authorized capital of 200,000,000 shares of common stock, and 4,268 shares of Series C preferred stock, with a par value of $0.0001 per share. On December 31, 2023 and 2022, the Company had an authorized capital of 5,775 shares of Series D preferred stock, and 15 shares of Series E Non-Convertible preferred stock, with a par value of $1,000 and $0.0001 per share, respectively. In addition, on December 31, 2023 and 2022, the Company had an authorized capital of 2,500 shares of Series F preferred stock and 2,500 shares of Series G preferred stock, both with a par value of $0.0001 per share.

On December 21, 2023, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to effectuate a 1-for-65 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, effective January 1, 2024, (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, every sixty-five (65) shares of issued and outstanding Common Stock will be automatically converted into one (1) issued and outstanding share of Common Stock. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from 36,915,222 shares to 567,927 shares, subject to adjustment for the rounding up of fractional shares.

Proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s equity incentive plans.

The Company also adjusted the number of shares available for issuance upon the exercise of outstanding warrants to issue Common Stock as well as the exercise price to reflect the effects of the Reverse Stock Split.  All shares and per share amounts for prior years were adjusted to reflect Reverse Stock Split.

Common Stock and Preferred Stock

Series F Preferred Stock and Series G Preferred Stock S-3 Offering

On February 15, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors named therein pursuant to which the Company issued, in a registered direct offering an aggregate of $5,000,000 of Preferred Stock, split evenly among the 2,500 shares of Series F Convertible Preferred Stock, par value $0.0001 per share (“Series F Preferred Stock”), and 2,500 shares of Series G Convertible Preferred Stock, par value $0.0001 per share (“Series G Preferred Stock”). The Series F Preferred Stock and Series G Preferred Stock have a stated value of $1,000 per share and are convertible into common stock at any time after the date of issuance. The conversion rate, subject to adjustment as set forth in the Certificate of Designation, is determined by dividing the $1,000 stated value of the Series F Preferred Stock and Series G Preferred Stock by $1,950 (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction.  The 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock are each convertible into 1,282 shares of common stock.  The Series F Preferred Stock and Series G Preferred Stock and the underlying shares of common stock were offered pursuant to the Security Purchase Agreement dated February 15, 2022.

In a concurrent private placement, the Company also issued to such investors unregistered warrants to purchase up to an aggregate of 1,923 shares of the Company’s common stock, at an exercise price of $2,447.25 per share. The warrants are exercisable from April 15, 2022 until the fifth anniversary of the initial exercise date.

As compensation to the placement agent in connection with the offering (the “Placement Agent”), the Company paid the Placement Agent a cash fee of 7% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 0.5% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued to the designees of the Placement Agent warrants to purchase up to 154 shares of common stock for $487.50 per share from April 15, 2022 until February 15, 2027.

The Series F Preferred Stock and Series G Preferred Stock have the following rights:

●	Entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when and if actually paid;

●	No voting rights, except for rights outlined in the Certificate of Designation;

●	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation), the then holders of the Series F Preferred Stock and Series G Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series F Preferred Stock and Series G Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock;

●	The Series F Preferred Stock and Series G Preferred Stock is convertible into common stock at any time after the date of issuance. The conversion rate, subject to adjustment as set forth in the Certificate of Designation, is determined by dividing the stated value of the Series F Preferred Stock and Series G Preferred Stock by $30 (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction; and

●	The Series F Preferred Stock and Series G Preferred Stock can be converted at the option of the holder at any time and from time to time after the date of issuance.

The Company received net proceeds of approximately $4.21 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.  The total issuance costs amounted to $795,000 and the Company also recognized an initial fair value of warrants in the amount of $2,646,135. $275,130 of such issuance costs have been determined to be in connection with the warrants and have been expensed during the year ended December 31, 2022.  As of December 31, 2023, there were 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock, issued and outstanding.

June 2022 Unit and Pre-funded Unit Registered S-1 Offering

On June 22, 2022, the Company completed a public offering (the “June 2022 Offering”) to sell (i) 772,157 units (“Units”), each Unit consisting of 1/65th of common stock, par value $0.0001 per share (“Common Stock”), and one warrant to purchase 1/65th of Common Stock (each, a “June 2022 Warrant”) at a price of $1.90 per Unit; and (ii) 2,385,738 pre-funded units (“Pre-funded Units”), each Pre-funded Unit consisting of one pre-funded warrant (a “Pre-funded Warrant”) to purchase one share of Common Stock and one June 2022 Warrant, at a price of $1.90 per Pre-funded Unit.

Subject to certain ownership limitations described in the June 2022 Warrants, the June 2022 Warrants have an exercise price of $123.50 per share of Common Stock, are exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the June 2022 Warrants. In connection with the Offering, the Company issued June 2022 Warrants to purchase an aggregate of 48,583 shares of Common Stock.

Subject to certain ownership limitations described in the Pre-funded Warrants, the Pre-funded Warrants were dexercised in full at a nominal consideration of $0.0001 per share of Common Stock.

A holder will not have the right to exercise any portion of the June 2022 Warrants or the Pre-funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the June 2022 Warrants or the Pre-funded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the June 2022 Warrants or the Pre-funded Warrants, respectively, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

As compensation to the Placement Agent, as the exclusive placement agent in connection with the Offering, the Company paid the Placement Agent a cash fee of 7% of the aggregate gross proceeds raised in the June 2022 Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase up to 2,915 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the June 2022 Warrants, except that the Placement Agent Warrants have an exercise price equal to $154.38 per share and expire on the fifth anniversary from the date of the commencement of sales in the June 2022 Offering.

In connection with the June 2022 Offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors on June 17, 2022. The Purchase Agreement contained customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties.

The shares of Common Stock and June 2022 Warrants underlying the Units, the June 2022 Warrants and Pre-funded Warrants underlying the Pre-funded Units and the Placement Agent Warrants described above and the underlying shares of Common Stock were offered pursuant to the Registration Statement on Form S-1 (File No. 333-264930), as amended, which was declared effective by the Securities and Exchange Commission on June 17, 2022.

The Company received net proceeds of approximately $5.1 million from the June 2022 Offering, after deducting the estimated June 2022 Offering expenses payable by the Company, including the Placement Agent fees, as well as including immediate exercises of June 2022 Warrants. The total issuance costs amounted to approximately $881,000 and the Company also recognized an initial fair value of warrants in the amount of $2,800,588. $170,308 of such issuance costs have been determined to be in connection with the June 2022 Offering and have been expensed during the year ended December 31, 2022. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the June 2022 Offering.

July 2022 Private Placement

On July 27, 2022, the Company consummated the closing of a private placement (the “July 2022 Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated July 25, 2022 (the “July 2022 Purchase Agreement”), by and among the Company and certain purchasers named on the signature pages thereto (the “Purchasers”). At the closing of the July 2022 Private Placement, the Company issued (i) 10,769 shares of common stock (the “Shares”); (ii) pre-funded warrants (the “July 2022 Pre-Funded Warrants”) to purchase an aggregate of 50,769 shares of common stock, (iii) Series A Preferred Investment Options to purchase an aggregate of 61,538 shares of common stock (the “Series A Preferred Investment Options”); and (iv) Series B Preferred Investment Options to purchase an aggregate of 61,538 shares of common stock (the “Series B Preferred Investment Options”, and, collectively with the Shares, the Pre-Funded Warrants, and the Series A Preferred Investment Options, the “Securities”). The purchase price of each Share and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $325.00 and the purchase price of each Pre-Funded Warrant and associated Series A Preferred Investment Option and Series B Preferred Investment Option was $324.99.

As compensation to the Placement Agent, as the exclusive placement agent in connection with the July 2022 Offering, the Company also issued to designees of the Wainwright preferred investment options to purchase up to 3,692 shares of common stock (“July 2022 Placement Options”). The July 2022 Placement Options have substantially the same terms as the Series A Preferred Investment Options, except that the July 2022 Placement Options have an exercise price equal to $406.25 per share and expire on the third anniversary from the date of the commencement of sales in the July 2022 Offering.

The Company received net proceeds of approximately $18.2 million from the July 2022 Offering, after deducting the estimated July 2022 Offering expenses payable by the Company. The total issuance costs amounted to approximately $1,800,150 and the Company also recognized an initial fair value of the Series A and B Preferred Investment Options in the amount of $27,466,800. $969,791 of such issuance costs have been determined to be in connection with the Series A and Series B Preferred Investment Options and have been expensed during the year ended December 31, 2022. The Company recognized common stock deemed dividends in the amount of $7,467,200 which resulted from the excess initial fair value of the Series A and B Preferred Investment Options issued. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the July 2022 Offering.

November 2022 Private Placement

On November 17, 2022, the Company consummated the closing of a private placement (the “November 2022 Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated November 15, 2022 (the “November 2022 Purchase Agreement”), by and among the Company and certain purchasers named on the signature pages thereto (the “Purchasers”). At the closing of the November 2022 Private Placement, the Company issued (i) 15,115 shares of common stock (the “Shares”); (ii) 1,637,445 pre-funded warrants (the “November 2022 Pre-Funded Warrants”) to purchase an aggregate of 25,191 shares of common stock, (iii) 10,619,911 Series C Preferred Investment Options to purchase an aggregate of 163,383 shares of common stock (the “Series C Preferred Investment Options”) collectively with the Shares, the Pre-Funded Warrants, and the Series C Preferred Investment Options, the “Securities”). The purchase price of each Share and associated Series C Preferred Investment Option was $186.07 and the purchase price of each Pre-Funded Warrant and associated Series C Preferred Investment Option was $186.07.

In connection with the offering, the investors in the private placement agreed to cancel preferred investment options to purchase up to an aggregate of 123,077 shares of common stock of the Company which were previously issued to the investors in July 2022.

As compensation to the Placement Agent, as the exclusive placement agent in connection with the November 2022 Offering, the Company also issued to designees of the Placement Agent preferred investment options to purchase up to 2,418 shares of common stock (“November 2022 Placement Options”). The November 2022 Placement Options have substantially the same terms as the Series C Preferred Investment Options, except that the November 2022 Placement Options have an exercise price equal to $232.59 per share and expire on the third anniversary from the date of the commencement of sales in the November 2022 Offering.

The Company received net proceeds of approximately $6.4 million from the November 2022 Offering, after deducting the estimated November 2022 Offering expenses payable by the Company. The total issuance costs amounted to approximately $1,124,149 and the Company also recognized an initial fair value of the Series C Preferred Investment Options in the amount of $4,589,108. $453,537 of such issuance costs have been determined to be in connection with the Series C Preferred Investment Options and have been expensed during the year ended December 31, 2022.

June 2023 Private Placement

On June 23, 2023, the Company completed a public offering (the “June 2023 Offering”) of (i) 93,677 shares of common stock (“June 2023 Common Share”), (ii) 4,886,586 Pre-funded Warrants (the “June 2023 Pre-funded Warrants”) to purchase 75,178 shares of common stock of the Company (the “June 2023 Pre-funded Warrant Shares”); and (iii) 10,975,611 Series D warrants (the “Series D Common Warrants”) to purchase 168,856 shares of common stock of the Company (the “Series D Common Warrant Shares”). The offering price of each June 2023 Common Share and accompanying Series D Common Warrant was $26.65 and the offering price of each Pre-funded Warrant and accompanying Class D Common Warrant was $26.65. The June 2023 Common Shares, June 2023 Pre-funded Warrants, June 2023 Pre-funded Warrant Shares, Series D Common Warrants and Series D Common Warrant Shares are collectively referred to herein as the “Securities.”

Subject to certain ownership limitations described in the Series D Common Warrants, the Series D Common Warrants have an exercise price of $18.85 per share of common stock are exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the Series D Common Warrants is subject to adjustment for stock splits, reorganizations, recapitalizations and similar capital transactions as described in the Series D Common Warrants.

Subject to certain ownership limitations described in the June 2023 Pre-funded Warrants, the June 2023 Pre-funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of common stock at any time until all of the June 2023 Pre-funded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Series D Common Warrants or the June 2023 Pre-funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D Common Warrants or the June 2023 Pre-funded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series D Common Warrants or the June 2023 Pre-funded Warrants, respectively, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company. All of the June 2023 Pre-funded Warrants were exercised as of December 31, 2023.

As compensation to the Placement Agent in consideration for serving as the placement agent in connection with the June 2023 Offering, the Company paid the Placement Agent a cash fee of 7% of the aggregate gross proceeds raised in the June 2023 Offering, plus a management fee equal to 0.5% of the gross proceeds raised in the June 2023 Offering and reimbursement of certain expenses and legal fees. The Company also issued warrants to the Placement Agent (the “June 2023 Placement Agent Warrants”) to purchase up to 10,131 shares of common stock (the “June 2023 Placement Agent Warrant Shares”). The June 2023 Placement Agent Warrants have substantially the same terms as the Series D Common Warrants, except that the June 2023 Placement Agent Warrants have an exercise price equal to $33.31 per share and expire on the fifth anniversary from the date of the commencement of sales in the Offering. All of 10,131 June 2023 Placement Agent Warrants remain unexercised and outstanding as of December 31, 2023.

The Company received net proceeds of approximately $3.80 million, from the June 2023 Offering, after deducting the estimated June 2023 Offering expenses payable by the Company. The total issuance costs amounted to approximately $703,450 and the Company also recognized an initial fair value of the Series D Common Warrants in the amount of $3,596,484. $351,768 of such issuance costs have been determined to be in connection with the Series D Common Warrants and have been expensed during the year ended December 31, 2023.

Inducement Offer Agreement

On August 14, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with certain holders (the “Holders”) of existing Series C preferred investment options (the “Existing Warrants”) to purchase shares of common stock of the Company. The Existing Warrants were issued on November 17, 2022 and had an exercise price of $153.73 per share (the “August Transaction”).

Pursuant to the Inducement Letter, the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 163,383 shares of the Company’s common stock at a reduced exercise price of $20.81 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), as described below, to purchase up to 326,767 shares of the Company’s common stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of approximately $3.4 million from the exercise of the Existing Warrants by the Holders, before deducting placement agent fees and other offering expenses payable by the Company.

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

The Company has also agreed to reimburse the Placement Agent for its expenses in connection with the exercise of the Existing Warrants and the issuance of the New Warrants, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and agreed to pay the Placement Agent for non-accountable expenses in the amount of $25,000 and clearing fee of $15,950. The Company also agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase (i) up to 9,803 shares of common stock (6% of the Existing Warrants being exercised) which will have the same terms as the New Warrants except the Placement Agent Warrants will have an exercise price equal to $26.01 per share (125% of the reduced exercise price of the Existing Warrants) and (ii) upon any exercise for cash of the New Warrants, that number of shares of common stock equal to 6.0% of the aggregate number of such shares of common stock underlying the New Warrants that have been exercised, which will have the same terms as the New Warrants except for an exercise price equal to $26.01 per share. The closing of the transactions contemplated pursuant to the Inducement Letter on August 17, 2023 (the “Closing Date”), subject to satisfaction of customary closing conditions. The Company used the net proceeds of these transactions for general corporate and working capital purposes.

The resale of the shares of the Company’s common stock issuable upon exercise of the Existing Warrants are registered on an existing registration statement on Form S-1 (File No: 333-268537) declared effective by the SEC on December 2, 2022.

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

The Company received net proceeds of approximately $3.0 million, after deducting the offering expenses payable by the Company. The total issuance costs amounted to approximately $455,908 and the Company also recognized an initial fair value of the New Warrants in the amount of $6,319,909. $296,450 of such issuance costs have been determined to be in connection with the New Warrants and have been expensed for the year ended December 31, 2023. In addition, the Company recognized an inducement expense of $6,373,353 in connection with such transaction for the year ended December 31, 2023.

Warrants

October 2016 Private Placement – Placement Agent Warrants

The Company issued an aggregate of 165 warrants to the placement agents to purchase 1/65th share of its common stock per warrant at an exercise price of $1,170,000 per share for 32 warrants and $97,500 per share for 133 warrants. The warrants issued in the Company’s October 2016 Private Placement expired on October 17, 2021, and the warrants issued in the Company’s March 2018 Private Placement, May 2018 Private Placement and August 2018 Financing expired on September 4, 2023. The exercise price and number of shares of common stock or other securities issuable on exercise of such warrants are subject to customary adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company.

As of December 31, 2023, all warrants issued and outstanding to the placement agents pursuant to May 2018 and August 2028 financing expired. As of December 31, 2022, 133 warrants issued to the placement agents at an exercise price of $97,500 and 32 warrants at an exercise price of $1,170,000 were outstanding and exercisable.

Class B Warrants

The holders of the Class B Warrants did not exercise any of their warrants during the year ended December 31, 2023. Class B Warrants have an exercise price of $1,170,000 per share and shall expire between October 17, 2021 and May 15, 2023.

As of December 31, 2023 and 2022, the Company had 0 and 100 Class B Warrants issued and outstanding.

Series A Warrants and Series B Warrants

On January 24, 2019, the Company entered into an exchange agreement with two institutional investors pursuant to which, these investors exercised Series A Warrants to purchase 5 shares of the Company’s common stock for total cash proceeds of $2,172,680 to the Company, net of costs of $159,958. The two investors also exchanged Series A Warrants to purchase 5 shares of its common stock into 5 shares of its common stock and received new warrants to purchase an aggregate of 96 shares of its common stock. These new warrants have terms substantially like the terms of the Company’s Series A Warrants, except that the per share exercise price of the new warrants is $357,825, and the warrants are not exercisable until July 24, 2019, the six-month anniversary from’ the date of issuance. Each warrant expires on the fifth anniversary of the original issuance date.

The Company recorded 585 and 3,460 Series A Warrants (each exercisable into 1/65th share of common stock for a total of 9 shares and 53 shares of common stock) issued and outstanding as of December 31, 2023 and 2022, respectively.

2020 Offering Warrants

In the January 28, 2020 public offering, the Company sold 329,667 warrants (each exercisable into 1/20th of a share of common stock) for a total of 16,484 shares of common stock (254 shares of common stock as adjusted for the 1-for-65 reverse stock split). In the June 2, 2020 public offering, the Company sold 138,000 warrants, each warrant exercisable into 1/65th share of common stock for a total of 2,123 shares of common stock. Each warrant expires on the fifth anniversary of the original issuance date.

As of December 31, 2023 and 2022, the Company reported 2020 Offering Warrants issued and outstanding to purchase 1,576 shares of common stock (as adjusted for the 1-for-65 reverse stock split).

2021 Offering Warrants

In the July 11, 2021 offering, the Company sold 153,433 warrants (each warrant exercisable into 1/65th share of common stock) for a total of 2,361 shares of common stock, at an exercise price equal to $7,897.50 per share of common stock (as adjusted for the 1-for-65 reverse stock split), and are immediately exercisable until the fifth anniversary of the date of issuance.

In connection with the offering, the Company issued to the Placement Agent or its designees warrants to purchase an aggregate of 283 of common stock (as adjusted for the 1-for-65 reverse stock split) at an exercise price equal to 125% of the offering price in the offering, or $162.94 ($10,591.10 per share as adjusted for the 1-for-65 reverse stock split) (the “2021 Placement Agent Warrants”). The 2021 Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

The Company reported 2021 Offering Warrants of 153,433 and 2021 Placement Agent Warrants of 18,412 issued and outstanding at December 31, 2023 and 2022, respectively. The total fair value of such warrants amounted to $470 and $19,751 as of December 31, 2023 and 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying consolidated balance sheets.

Warrant Exchange

On November 20, 2020, the Company and the investor entered into an exchange agreement and issued a warrant to purchase up to an aggregate of 59 shares of the Company’s common stock for $9,750.00 per share which expires on August 20, 2024. In accordance with the underlying agreement, in connection with the Company’s offering of Series F Preferred Stock, Series G Preferred Stock and the warrants on February 15, 2022, the warrant was adjusted to purchase an aggregate of 1,180 shares (as adjusted for 1-for-65 reverse stock-split) of the Company’s common stock for $3.25 per share. On June 8, 2022, the Company and the investor entered into a warrant repurchase agreement to repurchase the warrant for $2,500,000.

2022 Offering Warrants

On February 15, 2022, in connection with the Company’s offer and sale of 2,500 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock, the Company sold 125,000 warrants at an exercise price of $37.65 per share (warrants exercisable into 1,923 shares of common stock as adjusted for 1-for-65 reverse stock split of common stock at an exercise price equal to $2,447.25 per share). The warrants are exercisable from July 15, 2022 until the fifth anniversary of the initial exercise date.

In connection with the offering, the Company issued to the designees of the Placement Agent, for serving as the placement agent of the offering, 10,000 warrants to purchase an aggregate of 154 shares of its common stock as adjusted for 1-for65 reverse stock split, at an exercise price equal to $487.50 per share (the “2022 Placement Agent Warrants”). The 2022 Placement Agent Warrants are exercisable from July 15, 2022 until February 15, 2027.

The Company reported 2022 Offering Warrants of 125,000 warrants and 2022 Placement Agent Warrants of 10,000 warrants issued and outstanding, each warrant exercisable at an exercise price of $2,447.25 per share, as adjusted for 1-for-65 reverse stock split, as of December 31, 2023 and 2022, respectively. The total fair value of such warrants amounted to $1,611 and $81,775 as of December 31, 2023 and 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying condensed consolidated balance sheets.

June 2022 Offering Warrants

In the June 2022 Offering, the Company sold 3,157,895 warrants at an exercise price of $1.90 per share to purchase 48,583 shares of common stock at an exercise price of $123.50 per share (each warrant exercisable is adjusted for 1-for 65 reverse stock split of common stock). The 2022 Offering warrants are immediately exercisable until the fifth anniversary of the date of issuance.

In connection with the offering, the Company issued to the Placement Agent or its designees, 189,474 warrants at an exercise price of $2.38 per share to purchase of 2,915 shares of common stock at an exercise price of $154.38 per share (as adjusted for 1-for-65 reverse stock split) (the “June 2022 Placement Agent Warrants”). The June 2022 Placement Agent Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering. Immediately following the June 2022 Offering, 3,152,895 warrants (48,507 shares of common stock, as adjusted for 1-for-65 reverse stock split) of the June 2022 Warrants were exercised.

The Company reported June 2022 Offering Warrants of 5,000 warrants, and June 2022 Placement Agent Warrants of 189,474 warrants, issued and outstanding as of December 31, 2023 and 2022, respectively. Each warrant is exercisable at an exercise price of $123.50 per share (as adjusted for 1-for-65 reverse stock split), to purchase 77 shares of common stock for June 2022 Offering Warrants and 2,915 shares of common stock of June 2022 Placement Agent Warrants as adjusted for 1-for 65 reverse stock split of common stock as of December 31, 2023 and 2022, respectively. The total fair value of such warrants amounted to $11,736 and $333,605 as of December 31, 2023 and 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying consolidated balance sheets.

July 2022 Preferred Investment Options

In the July 2022 Offering, the Company sold Series A Preferred Investment Options to purchase an aggregate of 4,000,000  shares of common stock (the “Series A Preferred Investment Options”); and Series B Preferred Investment Options to purchase an aggregate of 4,000,000 shares of common stock (the “Series B Preferred Investment Options”). The Series A and B Preferred Investment Options (each option is exercisable at $325.00 per share as adjusted for 1-for-65 reverse stock split), and are immediately exercisable until the third and second anniversary, of the commencement of sales of the offering.

In connection with the July 2022 Offering, the Company offered to the placement agent Preferred Investment Options (“July 2022 Placement Options”) to purchase up to 3,692 shares of common stock at an exercise price of $325.00 per share. The July 2022 Placement Options have substantially the same terms as the Series A Preferred Investment Options, except that the July 2022 Placement Options have an exercise price equal to $406.25 per share of common stock per share and shall expire on the third anniversary from the date of the commencement of sales in the July 2022 Offering.

In connection with the July 2022 Offering, the investors in the private placement agreed to cancel the Series A Preferred Investment Options and Series B Preferred Investment Options to purchase up to an aggregate of 8,000,000 shares of our common stock which were previously issued to the investors in July 2022. Each option is exercisable at an exercise price of $325.00 per share as adjusted for 1-for-65 reverse stock split. As of December 31, 2023 and 2022, the Company reported 240,000 July 2022 Options (3,693 shares as adjusted for 1-for-65 reverse stock split) issued and outstanding, respectively. The total fair value of such securities amounted to $1,840 and $173,673 as December 31, 2023 and 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying consolidated balance sheets.

November 2022 Preferred Investment Options

In the November 2022 Offering, the Company sold 10,619,911 Series C Preferred Investment Options to purchase an aggregate of 163,383 shares at an exercise price of $153.14 per share (as adjusted for 1-for- 65 reverse stock split) of common stock (the “Series C Preferred Investment Options”). The 10,619,911 Series C Preferred Investment Options include the 8,000,000 (123,077 shares of common stock as adjusted for 1-for-65 reverse stock split) of cancelled Series A and Series B Preferred Investment Options.

The Series C Preferred Investment Options have an exercise price equal to $153.14 and are immediately exercisable until the third anniversary of the commencement of sales of the offering. In consideration for serving as the placement agent in connection with the November 2022 Offering, the Company issued to the placement agent preferred investment options to purchase up to 2,418 shares of common stock (“November 2022 Placement Options”). The November 2022 Placement Options have substantially the same terms as the Series C Preferred Investment Options, except that the November 2022 Placement Options have an exercise price equal to $232.59 per share and expire on the third anniversary from the date of the commencement of sales in the November 2022 Offering.

During the year ended December 31, 2023, 10,619,911 Series C Preferred Investment Options were exercised in connection with the August 2023 transaction described below. The Company reported 2,418 Series C Preferred Investment Options and 163.383 July 2022 Options (as adjusted for 1-for-65 reverse stock split) that were issued and outstanding as of December 31, 2023 and 2022, respectively. The total fair value of such securities was $5,674 and $15,507,651 as of December 31, 2023 and 2022, respectively, and is included in warrant and preferred investment option liabilities on the accompanying consolidated balance sheets.

June 2023 Offering Warrants

In the June 2023 Offering, the Company sold 10,975,611 Series D Offering Warrants at an exercise price of $0.29 per share, to purchase an aggregate of 168,856 shares of common stock at an exercise price of $18.85 (as adjusted for 1-for-65 reverse stock split).

The Series D Offering Warrants are immediately exercisable until the fifth anniversary of the commencement of sales of the offering.

In consideration for serving as the placement agent in connection with the June 2023 Offering, the Company issued to the placement agent 658,527 warrants to purchase up to 10,131 shares of common stock (as adjusted for 1-for-65 reverse stock split) (“June 2023 Placement Warrants”). The June 2023 Placement Warrants have substantially the same terms as the Series D Offering Warrants, except that the June 2023 Placement Warrants have an exercise price equal to $33.31 per share.

As of December 31, 2023, the Company recorded 10,975,611 Series D Offering Warrants to purchase 168,856 shares of common stock (as adjusted for 1-for-65 reverse stock split), and 658,527 warrants to purchase 10,131 shares of common stock of June 2023 Placement Warrants (as adjusted for 1-for-65 reverse stock split) issued and outstanding. The total fair value of such securities amounted to $1,400,984 as of December 31, 2023 and is included in warrant and preferred investment option liabilities on the accompanying consolidated balance sheets.

August 2023 Series C Preferred Investment Options Reset and Warrants

On August 17, 2023, the Company issued in a private placement, common stock purchase warrants (the “New Warrants”) to purchase up to 326,766 shares the Company’s common stock (the “New Warrant Shares”) to certain holders of the Company’s then existing Series C preferred investment options (the “Series C Preferred Investment Options”) issued to such investors in the Company’s November 2022 Private Placement discussed above. The New Warrants were issued pursuant to an Inducement Offer Letter Agreement, dated August 14, 2023, between the Company and the investors pursuant to which the Company agreed to reduce the original exercise price of the Series C Preferred Investment Options from $153.14 per share to $20.81 in exchange for the investors’ agreeing to exercise their Series C Preferred Investment Options for cash on or before 10:00 p.m. on August 14, 2023. All of the Series C Preferred Investment Options were exercised before the deadline.

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

Each New Warrant is exercisable for $20.81 per share of common stock (subject to adjustment for stock splits, reorganizations and recapitalizations) immediately upon issuance until the fifth anniversary from the date of the issuance date. If at the time of exercise of the New Warrants there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the New Warrant Shares, the New Warrants may be exercised in whole or in part by means of a “cashless exercise.” On August 24, 2023, the Company filed a registration statement on Form S-3 (File No. 333-274189) to register the New Warrant Shares. The registration statement was declared effective by the SEC on September 1, 2023.

In consideration for serving as the placement agent in connection with the August 2023 transaction, the Company paid to the placement agent a cash fee equal to 7.0% of the gross proceeds received from the Holders’ exercise of their Series C Preferred Investment Options, as well as a management fee equal to 0.5% of the gross proceeds from the exercise of the Series C Preferred Options. Also, upon any exercise for cash of any New Warrants, the Company has agreed to pay the placement agent a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect the exercise of the New Warrants, and a management fee of 0.5% of the aggregate gross exercise price paid in cash with respect to the New Warrants, and also reimbursed the placement agent for its expenses in connection with the exercise of the Series C Preferred Investment Options and the issuance of the New Warrants, $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses, and non-accountable expenses in the amount of $25,000 and clearing fee of $15,950. The Company also (i) issued the placement agent warrants (the “Placement Agent Warrants”) to purchase up to 9,803 shares of common stock (6% of the Series C Preferred Investment Options exercised) which have the same terms as the New Warrants except the Placement Agent Warrants for $26.01 per share (125% of the reduced exercise price of the Series C Preferred Investment Options) and (ii) agreed to issue the placement agent additional Placement Agent Warrant exercisable for that number of shares of common stock equal to 6.0% of the aggregate number of such shares of common stock underlying the New Warrants that have been exercised, which will have the same terms as the New Warrants except for an exercise price equal to $26.01 per share.

The Company received net proceeds of approximately $2.9 million from the exercise of the Series C Preferred Investment Options, after deducting commissions and expenses payable by the Company. The Company used the net proceeds for general corporate and working capital purposes.

Equity Incentive Plans

The 2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the board of directors and approved by the shareholders on July 6, 2016. The awards per 2016 Plan may be granted through July 5, 2026, to the Company’s employees, consultants, directors and non-employee directors provided such consultants, directors and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The maximum number of shares of our common stock that may be issued under the 2016 Plan is 83 shares of common stock (2 shares of common stock as adjusted for the 1-for-65 reverse stock split), which amount will be (a) reduced by awards granted under the 2016 Plan, and (b) increased to the extent that awards granted under the 2016 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2016 Plan). No employee will be eligible to receive more than 83 shares of common stock (2 shares of common stock as adjusted for the 1-for-65 reverse stock split), in any calendar year under the 2016 Plan pursuant to the grant of awards.

The 2018 Equity Incentive Plan

Effective July 1, 2018, the board of directors and the stockholders of the Company approved and adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan supplements, and does not replace, the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan through September 30, 2023 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2018 Plan is 625 shares of common stock (10 shares of common stock as adjusted for the 1-for-65 reverse stock split), which amount will be (a) reduced by awards granted under the 2018 Plan, and (b) increased to the extent that awards granted under the 2018 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2018 Plan).

Stock option transactions under the Company’s 2018 Plan are summarized below:

2018 Equity Incentive Plan:	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance - January 1, 2022	10	$395,460	6.75	$1,090
Options Granted	-	-
Options exercised	-
Options forfeited	-	-
Balance - December 31, 2022	10	395,46	5.75	$29,198
Options Granted	-	-
Options exercised	-	-
Options forfeited	-	-
Balance - December 31, 2023	10	$395,460	4.75	$484,632

Restricted Stock Units

On April 4, 2020, the Company has granted 9 restricted stock units (“RSU”) to two officers of the Company at the fair value of $15,503 per RSU on the grant date. These units have the following vesting term: 33% on January 1, 2021, 34% on January 1, 2022 and 33% on January 1, 2023. The fair value of these units as of the grant date was $144,110 based on the closing price of the Company’s stock. The 9 RSUs are fully vested and remain issued and outstanding as of December 31, 2023.

As of December 31, 2023, there was no unrecognized compensation expense.

The 2022 Equity Incentive Plan

Effective September 21, 2022, the board of directors and the stockholders of the Company approved and adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan supplements, and does not replace, the existing 2016 or 2018 Equity Incentive Plan. Awards may be granted under the 2022 Plan through 2032 to the Company’s employees, officers, consultants, and non-employee directors. The maximum number of shares of our common stock that may be issued under the 2022 Plan is 1,350,000 shares of common stock (20,769 shares of common stock as adjusted for the 1-for-65 reverse stock split) which amount will be (a) reduced by awards granted under the 2022 Plan, and (b) increased to the extent that awards granted under the 2022 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2022 Plan).

On December 28, 2022, the Company granted 1,350,000 stock options to purchase 20,769 shares of common stock to management and employees of the Company. 900,000 of such stock options (13,907 shares of common stock after 1 -for-65 reverse stock split) have the following vesting term: 50% vest upon the grant date, and the remaining vest in equal installments on the last day of each of the following thirty-six months. The remaining stock options have the following vesting term: in equal installments on the last day of each of the following forty-eight months. The fair value of these stock options as of the grant date was $2,003,130 based on the closing price of the Company’s common stock. As of December 31, 2023, there was $969,256 of unrecognized compensation expense.

Stock option transactions under the Company’s 2022 Equity Incentive Plan are summarized below:

2022 Equity Incentive Plan:	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance - January 1, 2022	-	$-	-	$-
Options Granted	20,769	116.35	5.00	666
Options exercised	-
Options forfeited	-	-
Balance - December 31, 2022	20,769	116.35	5.00	$17,842
Options Granted	-	-
Options exercised	-	-
Options forfeited	-	-
Balance - December 31, 2023	20,769	$116.35	4.00	$296,136

The Company recorded compensation expense of $453,610 and $758,151 for the years ending December 31, 2023 and 2022, respectively.

NOTE 9: INCOME TAX

Income tax expense for the years ended December 31, 2023 and 2022 is summarized as follows.

	December 31, 2023	December 31, 2022
Deferred:
Federal	$(12,315,396)	$(11,457,628)
State	(4,095,514)	(3,810,261)
Change in valuation allowance	16,410,910	15,267,889
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2023	December 31, 2022
Book income (loss)	21.00%	21.00%
State taxes	6.98%	6.98%
Change in the fair value of warrant and preferred investment option liability	11.68%	11.80%
Other permanent items	(3.84)%	2.49%
Valuation allowance	(35.72)%	(42.2)%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforward	$50,744,357	$37,803,576
Allowance for sales discounts	(164,289)	-
Depreciation	2,275,224	(961,977)
Right of use assets	(442,866)	-
Lease liabilities	430,088	-
Research and development	2,845,164	2,845,164
Stock-based compensation	796,319	669,382
Total gross deferred tax assets	56,483,997	40,356,145
Less: valuation allowance	(56,483,997)	(40,356,145)
Net deferred tax assets	$-	$-

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

As of December 31, 2023, the Company had approximately $199,130,000 of federal net operating loss (“NOL”) carryforwards that may be available to offset future taxable income. As of that date, approximately $10,100,000 of federal net operating losses will expire in various amounts between 2033 and 2037. The remaining $189,030,000 of federal net operating losses should have an indefinite life and subjected to 80% of federal taxable income. The Company also had approximately $190,900,000 of state NOLs that begin to expire in 2033. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $16,127,853 and $15,267,889, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company is no longer subject to the U.S. federal and state income tax examination to the extent the net operating losses are carried forward and impact a year that is open to examination by the authorities. The Company’s income tax returns for the years 2020-2022 are subject to examination.

NOTE 10: REVENUE RECOGNITION AND RESERVE FOR SALES RETURNS AND ALLOWANCES

The Company’s contracts with customers only include one performance obligation (i.e. sale of the Company’s products). Revenue is recognized in the gross amount at a point in time when delivery is completed, and control of the promised goods is transferred to the customers. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for those goods. The Company’s contracts do not involve financing elements as payment terms with customers are less than one year. Further, because revenue is recognized at the point in time goods are sold to customers, there are no contract asset or contract liability balances. The Company does not disclose remaining performance obligations related to contracts with durations of one year or less as allowed by the practical expedient applicable to such contracts.

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

The Company’s allowance for sales returns amounted to $600,092 and $13,000 as of December 31, 2023 and 2022, respectively.

NOTE 11: CONCENTRATIONS, GEOGRAPHIC DATA, AND SALES BY MAJOR CUSTOMERS

Concentration of Customers

The Company sold its products to two customers that account for approximately 73% (57% and 16%) of the total revenues for the year ended December 31, 2023.The Company sold its products to two customers that accounted for approximately 67% (53% and 14%) of the total revenues for the years ended December 31, 2022.Two customers accounted for 58% and 56% of the total accounts receivable balance due to the Company at December 31, 2023 and 2022, respectively.

Concentration of Suppliers

The Company purchased products from three vendors for the year ended December 31, 2023 that accounted for approximately 46% (19%, 14%, and 13%) of its total cost of goods sold.

The Company purchased products from three vendors for the year ended December 31, 2022 that accounted for approximately 35% (13%, 12% and 11%) of its total cost of goods sold.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2023. The Company’s bank balances exceeded FDIC insured amounts at times during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company’s bank balance exceeded the FDIC insured amounts by $902,540 and $2,314,237 respectively.

Geographic Concentration

Geographical distribution of net revenue consisted of the following for the years ended December 31, 2023 and 2022, respectively, as follows:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Net Sales	%	Net Sales	%
Brazil	$654,606	1%	$530,634	1%
Canada	2,100,647	3%	2,922,541	3%
Europe	5,680,769	7%	4,766,487	5%
Mexico	1,175,577	2%	632,124	1%
United Kingdom	4,795,871	6%	3,807,395	4%
United States	61,864,352	81%	82,594,586	86%
Total	$76,271,822	100%	$95,253,767	100%

NOTE 12: RESTATEMENT OF PREVIOUSLY FILED QUARTERLY FORM 10-QS

The Company’s management determined that the Company’s financial statements which were included in Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 should no longer be relied upon due to errors relating to the recording and reporting of transactions in operating assts and liabilities accounts on the Consolidated Balance Sheets and Consolidated Statements of Operations. The errors occurred primarily due to an incorrect interface and mapping of the Company’s chart of accounts during the implementation of a new financial reporting application and due to ineffective controls relating to information technology, particularly in reviewing system implementations, user provisioning, user rights, and service organization control reports. The Company’s management identified the errors during its year end of audit of its fiscal year 2023.

As a result of the restatement included herein, we reported net loss for the quarter ended March 31, 2023 of $8,228,431, which was $46,731 less than the net loss previously reported in the March 31, 2023 Original Form 10-Q, net loss for the quarter ended June 30, 2023 of $6,974,485, which was $1,249,115 more than the net loss reported in the previously reported, in the June 30, 2023 Original Form 10-Q, and net loss for the quarter ended September 30, 2023 of $14,516,988, which was $268,414 more than the net loss reported in the September 30, 2023 Original Forms 10-Q.

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 - Restated

	March 31, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Current Assets
Cash	$2,357,204	$(329,783)	$2,027,421
Accounts receivables, net	12,473,777	1,963,189	14,436,966
Inventory, net	32,664,029	2,753,362	35,417,391
Prepaid and other current assets	921,178	(41,376)	879,802
Total Current Assets	48,416,188	4,345,392	52,761,580

Property & equipment	18,556,882	4,115	18,560,997
Right of use assets	4,150,863	-	4,150,863
Other assets	2,786,236	(792,418)	1,993,818
Total Assets	$73,910,169	$3,557,089	$77,467,258

Current Liabilities
Accounts payable	$34,975,111	$(3,118)	$34,971,993
Accrued expenses	3,310,663	3,507,398	6,818,061
Lease liability, current maturities	979,143	-	979,143
Short term loan payable	1,241,248	-	1,241,248
Warrant and preferred investment option liability	8,631,313	-	8,631,313
Total Current Liabilities	49,137,478	3,504,280	52,641,758

Lease liability, net of current maturities	3,224,770	-	3,224,770
Total Liabilities	52,362,248	3,504,280	55,866,528

Stockholders’ Equity
Common stock	1,495	(1,472)	23
Additional paid-in capital	174,774,641	1,472	174,776,113
Accumulated other comprehensive income	-	6,078	6,078
Accumulated deficit	(153,228,215)	46,731	(153,181,484)
Total Stockholders’ Equity	21,547,921	52,809	21,600,730
Total Liabilities and Stockholders’ Equity	$73,910,169	$3,557,089	$77,467,258

Unaudited Condensed Statements of Operations - Restated

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Revenues, Net of Allowances
Metal goods	$8,449,294	$(1,495,144)	$6,954,150
Soft goods	9,807,138	268,008	10,075,146
Electronic goods	1,956,279	(124,041)	1,832,238
Total Revenues, Net of Allowances	20,212,711	(1,351,177)	18,861,534

Cost of Goods Sold
Metal goods	6,965,287	(1,160,407)	5,804,880
Soft goods	7,712,538	641,397	8,353,935
Electronic goods	1,977,614	(73,405)	1,904,209
Total Cost of Goods Sold	16,655,439	(592,415)	16,063,024

Gross Profit	3,557,272	(758,762)	2,798,510

Operating Expenses
Selling, general and administrative	15,090,116	(805,493)	14,284,623
Research and development	3,527,521	-	3,527,521
Total Operating Expenses	18,617,637	(805,493)	17,812,144

Income (Loss) from Operations	(15,060,365)	(46,731)	(15,013,634)

Other Income (Expense)
Change in the fair value of warrant and preferred investment option liabilities	7,484,960	-	7,484,960
Interest expense	(699,757)	-	(699,757)
Total Other Income (Expense)	6,785,203	-	6,785,203

Net Income (Loss) Before Income Tax Provision	(8,275,162)	(46,731)	(8,228,431)

Income tax	-	-	-

Net Income (Loss)	$(8,275,162)	$(46,731)	$(8,228,431)

Redemption of Series D Preferred Stock deemed dividend	-	-	-
Common Stock deemed dividend	-	-	-
Net Income (Loss) attributable to common stockholders	$(8,275,162)	$(46,731)	$(8,228,431)

Basic and diluted net loss per share attributable to common stockholders	$(36.54)	$(0.21)	$(36.33)
Basic and diluted weighted average common shares outstanding	226,466		226,466

Unaudited Condensed Consolidated Statements of Cash Flows - Restated

	March 31, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Net loss	$(8,275,162)	$46,731	$(8,228,431)
Adjustments to reconcile from net loss to net cash provided by operating activities:
Depreciation	1,152,353	-	1,152,353
Amortization or right of use	264,996	-	264,996
Change in fair value of warrant and preferred investment option liability	(7,484,960)	-	(7,484,960)
Stock-based compensation expense	115,139	-	115,139
Changes in operating assets and liabilities
Accounts receivable, net	4,336,882	(1,963,189)	2,373,693
Inventory	7,701,257	(2,753,362)	4,947,895
Prepaid assets	(551,386)	41,376	(510,010)
Other assets	(895,456)	792,418	(103,038)
Accounts payable	4,352,612	(3,118)	4,349,494
Accrued expenses	299,749	3,503,283	3,803,032
Lease liability	(233,097)	-	(233,097)
Net cash provided by operating activities	782,927	(335,861)	447,066

Cash flows from investing activities:
Purchases of property and equipment	(1,257,625)	-	(1,257,625)
Net cash used in investing activities	(1,257,625)	-	(1,257,625)

Cash flows from financing activities:
Proceeds from loan payable	412,589	-	412,589
Repayments of loan payable	(144,924)	-	(144,924)
Net cash provided by financing activities	267,665	-	267,665

Effect of exchange rate on cash	-	6,078	6,078

Net decrease in cash	(207,033)	(329,783)	(536,816)
Cash, beginning of period	2,564,237	-	2,564,237
Cash, end of period	$2,357,204	$(329,783)	$2,027,421

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$699,757		$699,757
Income taxes	$-		$-

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$951,227		$951,227
Repayment of short-term loan payable in exchange of new short-term loan payable	$714,411		$714,411

Unaudited Condensed Consolidated Balance Sheets - Restated

	June 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Current Assets
Cash	$2,206,565	$(361,654)	$1,844,911
Accounts Receivables, net	7,820,611	1,913,128	9,733,739
Inventory, net	31,411,395	5,796,491	37,207,886
Prepaid and other current assets	48,164	343,280	391,444
Total Current Assets	41,486,735	7,691,245	49,177,980

Property & equipment	19,618,726	-	19,618,726
Right of use assets	4,386,414	-	4,386,414
Other assets	2,059,288	2,597	2,061,885
Total Assets	$67,551,163	$7,693,842	$75,245,005

Current Liabilities
Accounts payable	$36,864,439	$(771,360)	$36,093,079
Accrued expenses	3,433,090	9,620,070	13,053,160
Lease liability, current maturities	1,182,351	-	1,182,351
Short term loan payable	1,214,028	-	1,214,028
Warrant and preferred investment option liability	4,985,387	-	4,985,387
Total Current Liabilities	47,679,295	8,848,710	56,528,005

Lease liability, net of current maturities	3,383,967	-	3,383,967
Total Liabilities	51,063,262	8,848,710	59,911,972

Stockholders’ Equity
Common stock	40	-	40
Additional paid in capital	175,441,446	(185)	175,441,261
Accumulated other comprehensive income	-	47,702	47,702
Accumulated deficit	(158,953,585)	(1,202,385)	(160,155,970)
Total Stockholders’ Equity	16,487,901	(1,154,868)	15,333,033
Total Liabilities and Stockholders’ Equity	$67,551,163	$7,693,842	$75,245,005

Unaudited Condensed Consolidated Statements of Operations - Restated

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Revenues, Net of Allowances
Metal goods	$8,012,855	$(619,314)	$7,393,541	$17,280,949	$(2,933,258)	$14,347,691
Soft goods	9,913,780	(1,167,195)	8,746,585	18,897,537	(75,806)	18,821,731
Electronic goods	952,934	(116,704)	836,230	2,913,793	(245,325)	2,668,468
Total Revenues, Net of Allowances	18,879,569	(1,903,213)	16,976,356	39,092,279	(3,254,389)	35,837,890

Cost of Goods Sold
Metal goods	5,453,794	49,214	5,503,008	12,576,597	(1,268,709)	11,307,888
Soft goods	6,726,078	(893,541)	5,832,537	14,613,702	(427,230)	14,186,472
Electronic goods	858,724	(45,314)	813,410	2,503,737	213,882	2,717,619
Total Cost of Goods Sold	13,038,596	(889,641)	12,148,955	29,694,036	(1,482,057)	28,211,979

Gross Profit	5,840,973	(1,013,572)	4,827,401	9,398,243	(1,772,332)	7,625,911

Operating Expenses
Selling, general and administrative	14,967,257	384,580	15,351,837	30,046,444	(409,984)	29,636,460
Research and development	2,913,403	(119,587)	2,793,816	6,440,924	(119,587)	6,321,337
Total Operating Expenses	17,880,660	264,993	18,145,653	36,487,368	(529,571)	35,957,797

Income (Loss) from Operations	(12,039,687)	1,278,565	(13,318,252)	(27,089,125)	1,242,761	(28,331,886)

Other Income (Expense)
Warrant issuance cost	(351,768)	-	(351,768)	(351,768)	-	(351,768)
Change in the fair value of warrant and preferred investment option liabilities	7,242,510	-	7,242,510	14,727,470	-	14,727,470
Interest expense	(576,425)	(29,450)	(546,975)	(1,287,109)	(40,377)	(1,246,732)
Total Other Income (Expense)	6,314,317	(29,450)	6,343,767	13,088,593	(40,377)	13,128,970

Net Income (Loss) Before Income Tax Provision	(5,725,370)	1,249,115	(6,974,485)	(14,000,532)	1,202,384	(15,202,916)

Income tax	-	-	-	-	-	-

Net Income (Loss)	$(5,725,370)	$1,249,115	$(6,974,485)	$(14,000,532)	$1,202,384	$(15,202,916)

Redemption of Series D Preferred Stock deemed dividend	-	-	-	-	-	-
Common Stock deemed dividend	-	-	-	-	-	-
Net Income (Loss) attributable to common stockholders	$(5,725,370)	$1,249,115	$(6,974,485)	$(14,000,532)	$1,202,384	$(15,202,916)

Basic and diluted net loss per share attributable to common stockholders	$(23.57)	$5.14	$(28.71)	$(59.64)	$5.12	$(64.76)
Basic and diluted weighted average common shares outstanding	242,934		242,934	234,745		234,745

Unaudited Condensed Consolidated Statements of Cash Flows - Restated

	June 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated

Cash flows from operating activities:
Net loss	$(14,000,532)	$(1,202,384)	$(15,202,916)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	2,608,776	-	2,608,776
Provision for credit losses	1,300,000	-	1,300,000
Amortization or right of use assets	734,405	-	734,405
Warrant issuance cost	351,768	-	351,768
Loss on sale of property and equipment	-	16,652	16,652
Change in fair value of warrant and preferred investment option liability	(14,727,470)	-	(14,727,470)
Stock-based compensation expense	228,656	-	228,656
Changes in operating assets and liabilities
Accounts receivable, net	7,690,048	(1,913,128)	5,776,920
Inventory	8,953,891	(5,796,491)	3,157,400
Prepaid assets	321,628	(343,280)	(21,652)
Other assets	(168,508)	(2,597)	(171,105)
Accounts payable	4,715,352	(771,361)	3,943,991
Accrued expenses	422,177	9,603,417	10,025,594
Lease liability	(575,652)	-	(575,652)
Net cash used in operating activities	(2,145,461)	(409,172)	(2,554,633)

Cash flows from investing activities:
Purchases of property and equipment	(2,249,304)	-	(2,249,304)
Net cash used in investing activities	(2,249,304)	-	(2,249,304)

Cash flows from financing activities:
Proceeds from short term loan payable	412,589	-	412,589
Repayments of short-term loan payable	(172,144)	-	(172,144)
Proceeds from issuance of common stock, net of costs	3,796,648	(184)	3,796,464
Net cash provided by financing activities	4,037,093	(184)	4,036,909

Effect of exchange rate on cash	-	47,702	47,702

Net decrease in cash	(357,672)	(361,654)	(719,326)
Cash, beginning of period	2,564,237	-	2,564,237
Cash, end of period	$2,206,565	$(361,654)	$1,844,911

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,261,457		$1,261,457
Income taxes	$-		$-

Supplemental disclosures of non-cash investing and financing activities:
Initial fair value of warrants and preferred investment options	$3,596,484		$3,596,584
Initial value of lease liability	$704,960		$704,960
Purchase of property and equipment in accounts payable	$2,477,816		$2,477,816
Repayment of short-term loan payable in exchange of new short-term loan payable	$714,411		$714,411

Unaudited Condensed Consolidated Balance Sheets - Restated

	September 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Current Assets
Cash	$1,834,305	$107,659	$1,941,964
Accounts receivables, net	8,992,889	3,194,315	12,187,204
Inventory, net	28,070,889	4,861,332	32,932,221
Prepaid and other current assets	543,343	(123,040)	420,303
Total Current Assets	39,441,426	8,040,266	47,481,692

Property & equipment	18,904,135	-	18,904,135
Right of use assets	4,021,988	-	4,021,988
Other assets	2,165,301	1,482	2,166,783
Total Assets	64,532,850	8,041,748	72,574,598

Current Liabilities
Accounts payable	41,091,115	5,933,524	47,024,639
Accrued expenses	4,461,713	3,549,633	8,011,346
Lease Liability, current maturities	1,247,062	-	1,247,062
Short term loan payable	707,625	5,606	713,231
Warrant and preferred investment option liability	5,740,899	-	5,740,899
Total Current Liabilities	53,248,414	9,488,763	62,737,177

Lease liability, net of current maturities	3,013,214	-	3,013,214
Total Liabilities	56,261,628	9,488,763	65,750,391

Stockholders’ Equity
Common stock	57		57
Additional paid in capital	181,473,324	-	181,473,324
Accumulated other comprehensive income	-	23,783	23,783
Accumulated deficit	(173,202,159)	(1,470,798)	(174,672,957)
Total Stockholders’ Equity (Deficit)	8,271,222	(1,447,015)	6,824,207
Total Liabilities and Stockholders’ Equity	$64,532,850	$8,041,748	$72,574,598

Unaudited Condensed Consolidated Statements of Operations - Restated

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Revenues, Net of Allowances
Metal goods	$12,754,504	$(4,288,179)	$8,466,325	$30,475,518	$(7,661,502)	$22,814,016
Soft goods	6,035,706	4,145,891	10,181,597	25,938,923	3,064,405	29,003,328
Electronic goods	1,839,997	(784,742)	1,055,255	3,308,045	415,678	3,723,723
Total Revenues, Net of Allowances	20,630,207	(927,030)	19,703,177	59,722,486	(4,181,419)	55,541,067

Cost of Goods Sold
Metal goods	10,351,690	(4,040,275)	6,311,415	25,732,707	(8,113,404)	17,619,303
Soft goods	3,646,862	4,220,740	7,867,602	16,528,326	5,525,748	22,054,074
Electronic goods	1,718,681	(521,874)	1,196,807	3,150,236	764,190	3,914,426
Total Cost of Goods Sold	15,717,233	(341,409)	15,375,824	45,411,269	(1,823,466)	43,587,803

Gross Profit	4,912,974	(585,621)	4,327,353	14,311,217	(2,357,953)	11,953,264

Operating Expenses
Selling, general and administrative	12,572,066	2,286,759	14,858,825	42,618,510	1,876,775	44,495,285
Research and development	2,916,349	(2,587,157)	329,192	9,357,273	(2,706,744)	6,650,529
Total Operating Expenses	15,488,415	(300,398)	15,188,017	51,975,783	(829,969)	51,145,814

Income (Loss) from Operations	(10,575,441)	285,223	(10,860,664)	(37,664,566)	1,527,984	(39,192,550)

Other Income (Expense)
Warrant issuance cost	(186,450)	-	(186,450)	(538,218)	-	(538,218)
Change in the fair value of warrant and preferred investment option liabilities	3,033,537	-	3,033,537	17,761,007	-	17,761,007
Inducement expense	(6,373,353)	-	(6,373,353)	(6,373,353)	-	(6,373,353)
Interest expense	(146,867)	(16,809)	(130,058)	(1,433,975)	(57,185)	(1,376,790)
Total Other Income (Expense)	(3,673,133)	(16,809)	(3,656,324)	9,415,461	(57,185)	9,472,646

Net Income (Loss) Before Income Tax Provision	(14,248,574)	268,414	(14,516,988)	(28,249,105)	1,470,799	(29,719,904)

Income tax	-	-	-	-	-	-

Net Income (Loss)	$(14,248,574)	$268,414	$(14,516,988)	$(28,249,105)	$1,470,799	$(29,719,904)

Redemption of Series D Preferred Stock deemed dividend	-	-	-	-	-	-
Common Stock deemed dividend	-	-	-	-	-	-
Net Income (Loss) attributable to common stockholders	$(14,248,574)	$268,414	$(14,516,988)	$(28,249,105)	$1,470,799	$(29,719,904)

Basic and diluted net loss per share attributable to common stockholders	$(29.59)	$0.55	$(30.15)	$(88.86)	$4.63	$(93.49)
Basic and diluted weighted average common shares outstanding	481,508		481,508	317,904		317,904

Unaudited Condensed Consolidated Statements of Cash Flows - Restated

	For the Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Impact Increase (Decrease)	As Restated
Cash flows from operating activities:
Net loss	$(28,249,105)	$(1,470,799)	$(29,719,904)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	4,088,358	-	4,088,358
Provision for credit losses	2,943,671	662,687	3,606,358
Loss on sale of property and equipment	-	16,652	16,652
Inducement expense	6,373,353	-	6,373,353
Amortization of right of use assets	1,098,831	-	1,098,831
Change in fair value of warrant and preferred investment option liability	(17,761,007)	-	(17,761,007)
Warrant issuance cost	538,218	-	538,218
Stock-based compensation expense	328,127	-	328,127
Changes in operating assets and liabilities
Accounts receivable, net	4,874,099	(3,857,002)	1,017,097
Inventory	12,294,396	(4,861,331)	7,433,065
Prepaid assets	(173,551)	123,040	(50,511)
Other assets	(274,520)	(1,483)	(276,003)
Accounts payable	9,240,985	5,933,524	15,174,509
Accrued expenses	1,450,799	3,532,981	4,983,780
Lease liability	(881,694)	-	(881,694)
Net cash used in operating activities	(4,109,040)	78,270	(4,030,770)

Cash flows from investing activities:
Purchases of property and equipment	(3,313,252)	-	(3,313,252)
Net cash used in investing activities	(3,313,252)		(3,313,252)

Cash flows from financing activities:
Proceeds from issuance of stock, net of costs	6,958,318	-	6,958,318
Proceeds from short term loan payable	779,795	-	779,795
Repayments of short-term loan payable	(1,045,753)	5,606	(1,040,147)
Net cash provided by financing activities	6,692,360	5,606	6,697,966

Effect of currency fluctuation on cash	-	23,783	23,783

Net (decrease) in cash	(729,932)	107,660	(622,273)
Cash, beginning of period	2,564,237	-	2,564,237
Cash, end of period	1,834,305	107,660	1,941,964

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,433,976	$(42,461)	$1,391,515
Income taxes	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Initial fair value of warrant and preferred investment option liability	$9,916,393	$-	$9,916,393
Initial value of lease liability	$704,960	$-	$704,960
Repayment of short-term loan payable in exchange for new short-term loan payable	$1,601,205	$(1,254,000)	$347,205
Purchase of property and equipment in accounts payable	$2,178,858	$-	$2,178,858

NOTE 13: SUBSEQUENT EVENTS

On January 2, 2024, the Company issued 66,571 shares of common stock as fractional shares that resulted from the Reverse Stock Split that was effective January 1, 2024.

February 2024 Public Offering

On February 13, 2024, the Company completed a public offering (the “Offering”) of (i) 140,000 shares (the “Common Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”); (ii) 632,628 prefunded warrants (the “Prefunded Warrants”) exercisable for an aggregate of 632,628 shares of Common Stock (the “Prefunded Warrant Shares”); and (iii) 772,628 Series F Warrants (the “Series F Warrants”) exercisable for an aggregate of 772,628 shares of Common Stock (the “Series F Warrant Shares”) issued pursuant to the securities purchase agreement, dated February 13, 2024 (the “Securities Purchase Agreement”), between the Company and certain institutional investors (the “Investors”).

The offering price of each Common Share and accompanying Series F Warrant was $4.529. The Offering price of each Prefunded Warrant and accompanying Series F Warrant was $4.529. The Common Shares, Prefunded Warrants, Prefunded Warrant Shares, Series F Warrants and Series F Warrant Shares are collectively referred to herein as the “Securities.” The Series F Warrants have an exercise price of $4.405 per share of Common Stock, are exercisable upon issuance and expire five years from the date of issuance. The exercise price of the Series F Warrants is subject to adjustment for stock splits, reorganizations, recapitalizations and similar capital transactions as described in the Series F Warrants. The Prefunded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share of Common Stock at any time until all of the Prefunded Warrants are exercised in full.

In consideration for consummating this Offering, the Company paid the placement agent a cash fee equal to 7% of the aggregate gross proceeds of the Offering, a management fee equal to 0.5% of the gross proceeds of the Offering and reimbursed the placement agent for certain expenses and legal fees. The Company also issued warrants to designees of the placement agent (the “Placement Agent Warrants”) exercisable for an aggregate of 46,358 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have substantially the same terms as the Series F Warrants, except that the Placement Agent Warrants have an exercise price equal to $5.6625 per share (125% of the $4.53 offering price of the Common Share and accompanying Series F Warrant), and expire on the fifth anniversary from the date of the commencement of sales in the Offering, February 13, 2029.

The Company received net proceeds of approximately $3.1 million from the Offering, after deducting Offering expenses payable by the Company, including the placement agent’s commissions and fees.

February 2024 Warrant Amendments - Series D Warrants

In connection with the Offering, on February 13, 2024, the Company entered into a warrant amendment agreement with the Investors, pursuant to which the Company agreed to lower the exercise price of the Investors’ Series D Warrants  from $18.85 per share (as adjusted for the 1-for-65 reverse stock split of the Company’s Common Stock on January 2, 2024) to $4.405, the closing price of the Company’s Common Stock on February 13, 2024, in consideration for a cash payment of an aggregate of $9,381.  The Series D Warrants are exercisable for an aggregate of 75,048 shares of Common Stock and were issued to the Investors on June 23, 2023. The amended exercise price of the Series D Warrants was effective on February 16, 2024.

The shares of Common Stock underlying the Series D Warrants sold in the private transaction on June 23, 2023 were registered on behalf of the purchasers thereof on a registration statement on Form S-1 (File No: 333-271181) declared effective by the SEC on June 21, 2023.

February 2024 Warrant Amendments – Investor Warrants

In connection with the Offering, on February 13, 2024, the Company entered into a warrant amendment agreement with an Investor in the Offering pursuant to which the Company agreed to lower the exercise price of the Investor’s warrants (the “Common Warrants”) from $20.80 per share (as adjusted for the 1-for-65 reverse stock split of the Company’s Common Stock on January 2, 2024) to $4.405, the closing price of the Company’s Common Stock on February 13, 2024, in consideration for a cash payment of an aggregate of $25,529. The Common Warrants are exercisable for an aggregate of 204,230 shares of Common Stock and were issued to the Investor in connection with a private transaction of the Company on August 14, 2023. The amended exercise price of the investor’s Common Warrants was effective on February 16, 2024.

October 7, 2022 Litigation

On October 7, 2022, a shareholder derivative action was initiated by a stockholder (the “Plaintiff”) against us, Michael Panosian, Joshua Keeler, Zareh Khachatoorian, Martin Galstyan, et al. (“Defendants”), in Nevada’s Eighth Judicial District Court, Case No. A-22-859580-B. The Plaintiff alleged breaches of fiduciary duty by the Defendants, accusing them of failing in their duties in relation to a registered direct offering of Series F and G preferred stock in February 2022, and a 1-for-150 reverse stock split in April 2022. The Plaintiff sought damages exceeding $10,000, attorney fees, an accounting of books and records, equity relief, and reimbursement of legal costs.

The Company’s board formed a special litigation committee (“SLC”) on May 13, 2022, to assess the claims. After review, the SLC supported by third-party legal counsel found no misconduct by Defendants and recommended pursuing Plaintiff’s claims, a decision upheld by the board on November 4, 2022. A Motion to Dismiss was filed by the SLC on October 12, 2023, and after a hearing on February 14, 2024, the court dismissed the case on March 18, 2024, agreeing that the SLC’s investigation met Nevada’s legal standards and upheld the business judgment rule. Following the Plaintiff’s appeal of the District Court’s Order dismissing the derivative claims to the Nevada Supreme Court, Plaintiff filed a Motion for Reconsideration under Rule 60 of the Nevada Rules of Civil Procedure based upon the argument that new evidence demonstrated that at least one member of the SLC was not independent. Following full briefing and oral argument on the Plaintiff’s motion, the District Court issued a Minute Order on October 17, 2024, denying the motion. As the Court recognized, there can be no question that at least two members of the SLC were independent, which is a more than sufficient number under Nevada law. The District Court instructed counsel for the SLC to submit a formal draft order for the District Court’s review and signature. The Plaintiff’s appeal for the dismissal of the derivative claims is still pending and remains in the Nevada Supreme Court settlement program.

Settlement of litigation – PCS Properties 2, LLP

On May 29, 2024, the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with PCS Properties 2, LLC (“PCS”), effectively resolving the litigation between the parties as set forth in the Orange County Superior Court Case No. 30-2023-01326779-CU-UD-CJC. On June 22, 2023, PCS filed a lawsuit against the Company in the Superior Court of California, County of Orange, alleging breach of lease agreement, dated December 10, 2021, between the parties regarding the property located at 8687 Research Drive, Irvine, California and was seeking unpaid rent of approximately $124,800 as of May 31, 2023, and seeks damages including future rent through May 31, 2027, totaling at least $2,374,278, minus avoidable costs, along with costs for recovering the premises, reletting expenses, attorney’s fees, leasing commissions for the lease’s unexpired term, prejudgment interest, and court fees. The Company agreed to pay PCS $361,000 in full settlement of the disputes, and has paid $118,000 in June 2024, $118,000 in July 2024, and paid $125,000 on October 9, 2024. Both parties agreed to a general release of all past and present claims related to the litigation, with an explicit waiver of California Civil Code Section 1542. The Agreement contains no admission of liability by any party. This settlement concludes all disputes from the litigation, allowing the Company to avoid further litigation costs and risks.

Settlement of Lease Obligations – Concord Z Property Development, LLC

On June 6, 2024, the Company entered into a Settlement Agreement with Concord Property Development, LLC (“Landlord”) to resolve a dispute arising from nonpayment of rent under a Commercial Lease Agreement dated October 31, 2022, for commercial premises located at 500 South Main Street, Suite 101, Mooresville, North Carolina. Under the terms of the Settlement Agreement, the Company agreed to pay the Landlord a total settlement amount of Six Hundred Sixty-Six Thousand Three Hundred Eighty-Eight Dollars $666,388 in four scheduled payments: (i) $100,000 on or before June 30, 2024; (ii) $200,000 on or before July 31, 2024; (iii) $183,194 on or before August 31, 2024; and (iv) $183,194 on September 30, 2024. The Company has made all the payments totaling $666,388 pursuant to the terms of the Settlement Agreement. The Settlement Agreement stipulates that upon the Company’s timely payment of the full settlement amount, the Landlord will release and forever discharge the Company from any claims, demands, damages, liabilities, or causes of action related to the lease and the dispute. Additionally, the Settlement Agreement provides that in the event of the Company’s default on its payment obligations, the Landlord is entitled to record a Confession of Judgment against the Company, creditable with any payments made. The Agreement also specifies that it is not to be considered an admission of liability by any party. The litigation with was Concord settled on September 30, 2024.

Warrant Conversion

On July 31, 2024, the Company received cash consideration of $70,480 and issued 16,000 shares of common stock on conversion of 16,000 warrants at $4.405 per warrant.

On August 2, 2024, the Company received cash consideration of $88,100 and issued 20,000 shares of common stock on conversion of 16,000 warrants at $4.405 per warrant.

Series I Preferred Stock

On August 13, 2024, the board of directors (the “Board”) of ToughBuilt Industries, Inc. a Nevada corporation, declared the formation of and approved the issuance of an aggregate of 100 shares of Series I Preferred Stock, par value $0.0001 per share (the “Series I”). On August 26, 2024, the Company filed a certificate of designation (the “Certificate of Designation”) with the Nevada Secretary of State therein establishing the Series I Preferred Stock and describing the rights, obligations and privileges of the Series I Preferred Stock. Concurrently, the Company issued the 100 shares of Series I on the same date, in book-entry form to Michael Panosian, Chief Executive Officer.

The Series I consist of 100 shares. Each share of Series I has a par value of $0.0001 per share. The Series I is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series I has no stated maturity and is not subject to any sinking fund. The holder of Series I will not be entitled to receive dividends of any kind. Each holder of Series I has full voting rights and powers equal to the voting rights and powers of holders of common stock, and for so long as Series I is issued and outstanding, the holder of the Series I shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holder of Series I being entitled to 51% of the total votes on all such matters regardless of the actual number of shares of the Series I then outstanding, and the holders of common stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. The holder of Series I shall not be entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2023, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2023, due to material weaknesses in our internal controls over financial reporting. These material weaknesses resulted in significant adjusting entries and the restatement of our quarterly financial statements, as disclosed in this Form 10-K. The material weaknesses identified are described below:

1.	Inadequate Control Environment: The Company lacks an effective control environment aligned with its financial reporting requirements. Specifically, there is an insufficient number of professionals with the necessary accounting knowledge, training, and experience to properly analyze, record, and disclose accounting matters in a timely and accurate manner. This also affects the ability to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, as well as effective controls over the preparation and review of account reconciliations.

2.	Absence of a Functioning Audit Committee: The lack of a functioning audit committee results in ineffective oversight in establishing and monitoring required controls and procedures. This includes, but not limited to, policies and procedures related to the approval and authorization of related party transactions.

3.	Inadequate Segregation of Duties: There is inadequate segregation of duties, which is essential for achieving control objectives.

4.	Deficient Controls for Transactions: The Company lacks effective controls related to accounting for certain routine, non-routine, complex, or unusual events or transactions. This deficiency has resulted in numerous significant adjusting entries.

5.	Information Technology Control Weaknesses: There are ineffective controls related to information technology, particularly in reviewing system implementations, user provisioning, user rights, service organization control reports, and establishing a comprehensive cybersecurity program.

6.	Insufficient Documentation of Internal Controls: There is a lack of documentation to support management's assessment of internal controls over financial reporting, including, but not limited to, mapping of controls in accordance with the Committee of Sponsoring Organizations framework.

Management has undertaken a remediation plan to address these material weaknesses. During the year ended December 31, 2023, the Company continued to enhance its internal control over financial reporting through various initiatives, including investing in IT systems, enhancing the organizational structure, providing guidance and training to educate employees, and further developing detailed policies and procedures. Management believes that the lack of functioning audit committee could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and internal controls over financial reporting on an ongoing basis and is committed to taking further actions and implementing additional enhancements or improvements, as necessary and as funds allow. The Company expects to remediate these material weaknesses in the near future. However, additional material weaknesses may be identified that could require additional time and resources to remediate. The Company remains committed to ensuring its internal control over financial reporting is designed and operating effectively.

Although the Company did not include an attestation report of the independent registered public accounting firm in this Annual Report on Form 10-K, the Company acknowledges the deficiencies in its internal control over financial reporting and is actively working toward remediation and improvement. The Company will continue to monitor and evaluate the effectiveness of its internal control over financial reporting to ensure timely and accurate financial reporting.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the Jobs Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting during the fourth quarter of 2023 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The names, positions and ages of our non-independent directors and executive officers:

Name	Age	Position	Director Since
Michael Panosian	62	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	January 1, 2012
Martin Galstyan	38	Chief Financial Officer (Principal Financial and Accounting Officer)	-
Joshua Keeler	48	Chief Design Officer and Director	June 7, 2019
Zareh Khachatoorian	65	Chief Operating Officer and Secretary	-

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of stockholders and until their successors have been elected and qualified.

Michael Panosian, Co-founder, President, CEO and Chairman of the Board

Mr. Panosian co-founded our Company in 2012 and has been CEO, President, and Chairman of the Board since inception. Mr. Panosian has over 25 years of experience in the commercialization process, including innovation, design direction, product development, brand management, marketing, merchandising, sales, supply chain, and finance. Mr. Panosian has a deep knowledge of doing business in China, where he has managed large sourcing and manufacturing teams. Mr. Panosian’s educational background is in technical aerospace engineering, and he is a graduate of Northrop University with specializations in helicopters and jet engines. He has been a visionary and an inventor throughout his career and holds numerous patents and trademarks. Mr. Panosian’s business background also includes construction and real estate development, product design, and innovation consultancy. We believe Mr. Panosian is qualified to serve on our board of directors due to his business and leadership experience.

Martin Galstyan, Chief Financial Officer

Mr. Galstyan has served as the Company’s Chief Financial Officer since July 2, 2020. He joined the Company in 2012 as an account manager and became controller in 2014. Mr. Galstyan set up the company’s Enterprise Resource Planning system and EDI (Electronic Data Interchange) for its big box retailers. Mr. Galstyan earned a Bachelor’s degree in Accounting from Woodbury University in California.

Joshua Keeler, Co-founder, Chief Design Officer and Director

As the Chief Design Officer at our Company, Mr. Keeler is responsible for all product development since the inception of the Company. Mr. Keeler is also a member of the Board. He co-founded our Company in 2012 and worked directly with Mr. Panosian to bring innovative ideas to the market. Mr. Keeler is an Art Center College of Design graduate with a Bachelor of Science (BS) in Industrial Design. Mr. Keeler has over 12 years of product development experience, working on projects spanning several fields, including automotive, personal electronics, sporting goods, and a vast expanse of tools. From 1999 to 2000, he was co-owner and Vice President of Oracle Industrial Design, Co., a private company specializing in industrial design and product development. From August 2000 to April 2004, Mr. Keeler worked for Positec Power Tool Co., a private company in Suzhou, China, designing and creating an extensive innovation library of numerous power tool concepts. From August 2005 to April 2008, Mr. Keeler was the chief designer for Harbinger International, Inc. From August 2008 to April 2012, he was the chief designer for Pandun Inc., specializing in innovative tools and supporting products. He has lived in China and has extensive experience working directly with manufacturers to get designs into production. Mr. Keeler became a Director at our 2019 Annual Meeting and is deemed suitable to serve as a director by our Board due to his depth of knowledge in the industry.

Zareh Khachatoorian, Chief Operating Officer and Secretary

Mr. Khachatoorian has over 30 years of experience in corporate purchasing, product development, merchandising, and operations. Before joining ToughBuilt in January 2016, Mr. Khachatoorian was the President of Mount Holyoke Inc. in Northridge, California, starting in May 2014. Mr. Khachatoorian led Mount Holyoke Inc. in servicing its entire import and distribution operations. From August 2008 to April 2014, Mr. Khachatoorian was Vice President of Operations at Allied International in Sylmar, California. At Allied, Mr. Khachatoorian was responsible for managing overseas and domestic office employees and departments involved in procurement and purchasing, inventory management, product development, engineering, control and quality assurance, and other related areas. Mr. Khachatoorian holds a BS in Industrial Systems Engineering from the University of Southern California. Additionally, Mr. Khachatoorian has been credited as the inventor or co-inventor of more than twenty issued patents and several pending patents with the USPTO. Mr. Khachatoorian is fluent in Armenian and Farsi.

Independent Directors

The names, positions, and ages of our independent directors are as follows:

Name	Age	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Director Since
Chris Homeister	55	Member	Chairperson	Member	December 11, 2023
Robert Faught	72	Member	Member	Chairperson	November 14, 2018
Monica Pitterle	63	Chairperson (Financial Expert)	Member	Member	July 23, 2024

Chris Homeister, Director

Chris Homeister was elected to our board of directors at our annual stockholders meeting on December 11, 2023. Chris has been serving as the Managing Partner for Keystone Capital Group, LLC, a private equity firm that focuses on providing financial capital to small and middle-market companies. Since April 2022, He has also served as the Consumer Operating Partner for LongueVue Capital. From June 2019 to June 2021, Mr. Homeister served as Executive Vice President and Chief Merchandising Officer for GameStop Corp. (NYSE: GME) (“GameStop”) where Chris led the overall product assortment and strategy, supply chain and transportation, visual merchandising, pricing, forecasting, demand planning, private label & licensing, financial services, vendor relations, sourcing, refurbishment operations, and all e-commerce functions. Before joining GameStop, from October 2013 to October 2017, Mr. Homeister served as the Chief Executive Officer, President, and a member of the board of directors of Tile Shop Holdings, Inc. (Nasdaq: TTSH), a publicly traded specialty home improvement retailer. Earlier in his career, Homeister held several senior roles at Best Buy (NYSE: BBY), including senior vice president of merchandising & general manager and senior vice president of their Entertainment Business Group, where he oversaw a wide array of product categories. Earlier in his career, Homeister was the vice president of product development at Gateway, Inc. Homeister began his career at Amoco Oil Company, holding a variety of finance and product marketing roles. Homeister is a graduate of The University of Iowa, with a Bachelor of Business Administration degree in finance. Homeister also holds an MBA degree from The University of Notre Dame.

We believe that Mr. Homeister’s experience as an executive officer and board member in the retail sector, combined with his broad financial knowledge and experience advising and working with small to middle market companies, makes him qualified to serve on our Board.

Robert Faught, Director

Mr. Faught is President of RKF International, a corporate distribution and advisory company. He currently sits on the board of Kansas City-based SmartHome Ventures, a private equity-backed company he founded that has developed a worldwide platform for IoT (Internet of Things) products. He is also a Board Advisor for TROC, a Miami-based company focused on selling, marketing, and merchandising consumer products within the retail environment for cable, broadband, wireless, and home security products. Mr. Faught was previously a board member of Stratus Silver Lining, Inc., a private equity-backed company that sold to Erickson in July 2020. From 2003 to 2013, Mr. Faught was the Senior Vice President of Consumer Channels for Philadelphia-based Comcast. He created an industry-leading organization of retail, digital marketing, and retail “store within a store” through a series of acquisitions and innovative solutions selling and marketing cable, broadband, telephone, wireless, and home security, resulting in a $4.5BB division. He negotiated the industry’s first extensive retail contracts, generating distribution in over 10,000 retail stores nationwide. He represented the cable industry as the chairman of the Consumer/Retail Committee for CTAM from 2004 to 2013 and was the chairman of the cable industry’s Washington DC-based public interest firm. From 2001-2003, Mr. Faught was the President and CEO of Atlanta-based Enrev Power Solutions. The Board recruited him to grow revenues and position the firm for a favorable IPO. He built, trained, and led a high-performance cross-functional management team of Sales, Marketing, Finance and R&D, and IT personnel. In 1998, Mr. Faught was recruited by the Chairman of Philips Electronics to be the President of the Americas Region. He was brought in to lead a turnaround and assume accountability for North and South America. He increased distribution and sales of several consumer electronic product lines, leading to a $3.0BB joint venture with Lucent Technologies. In addition, Mr. Faught directed a team of 25 Senior Managers and 12,000 employees, oversaw product manufacturing in Guadalajara, Mexico and traveled extensively to Paris to source European goods and expand the product portfolio. He also sat on Tom Wheeler’s (FCC Chairman) CTIA board in Washington from 1998 to 2003. Before 1998, Mr. Faught worked in Los Angeles for L.A. Cellular and in Atlanta for Bell South Cellular, where he managed Consumer sales and marketing. Mr. Faught’s prior experience also include leading Atari and Activision in senior Sales and Marketing roles. Mr. Faught has a BA degree in Communications from John Carroll University, Cleveland, Ohio.

We believe Mr. Faught is qualified to serve on our Board, given his leadership and business experience.

Monica Pitterle, Director

Ms. Pitterle is a Certified Public Accountant and Certified Information Systems Auditor. Since 2007, Ms. Pitterle has offered her services to a diverse portfolio of clients, across various industries and companies, reflecting her ability to adapt and deliver value in varying corporate landscapes. Her consulting tenure is marked by a focus on leveraging her extensive experience to guide companies through critical financial processes and operational improvements.

From 2000-2006, Ms. Pitterle served in several key leadership roles at Comcast/Time Warner, including serving as the Twin Cities Director of Business Operations overseeing a $600 million region with a significant subscriber base exceeding 550,000. Prior positions at Comcast/Time Warner included the St. Paul Area Director of Business Operations and VP-Finance for the Minneapolis Area. Prior to her tenure at Comcast, from 1999-2000, Ms. Pitterle served as the VP-Finance, Corporate Secretary, and Chief Accounting Officer, at Verdant Brands, Inc., a publicly-held manufacturer, to spearhead efforts in cleaning up operations and maximizing its liquidation value. From 1992-1999, Ms. Pitterle served as Group Controller for a $200 million department within ADC Telecommunications, Inc., a publicly held manufacturer of telecom equipment. From 1989-1992, Ms. Pitterle held multiple roles, including Senior Financial Analyst, Audit Manager, and MIS Auditor, at Grand Metropolitan, PLC, an $18 billion corporation with diverse interests across brands like Pillsbury, Burger King, Haagen-Dazs, and Alpo. From 1983-1988, Ms. Pitterle served an audit manager at Ernst & Young.

Ms. Pitterle graduated summa cum laude from Georgetown University with a BSBA with a major in accounting in May 1983. Her academic achievements set the foundation for her professional success and her commitment to excellence in the field of accounting and finance.

The Company believes Ms. Pitterle’s combination of extensive professional experience, proven leadership in financial management, and strong educational background make her a suitable candidate to serve as a member of the Company’s Board and as the Chair and “audit committee financial expert” of the Board’s Audit Committee.

Corporate Governance

The business and affairs of our Company are managed under the direction of the Board. Our Board met 4 times in 2023. Each member attended 100% of our Board meetings.

Term of Office

Directors serve until the next annual meeting of stockholders, and their respective successors are elected and qualified, subject to the earlier of their death, resignation, or removal. Officers serve at the pleasure of the Board, subject to any contractual arrangements.

Family Relationships

On July 6, 2020, we entered into a project development agreement with Adaptive Tech Services, (“ATS”), whereby ATS would assist us in the development of various suites of technological platforms ranging from software to other digital applications to be integrated with our products. ATS is owned and operated by the spouse of a former member of our board of directors who is also the Chairperson of our audit committee.

On February 15, 2019, we entered into an agreement with Cyberduction, whereby Cyberducton agreed to provide us outside services managing our website, information technology support, customer services, and external show and convention coordination. The principal owner of Cyberduction is a sibling of our Chief Executive Officer.

On September 01, 2020, we entered into an agreement with Zgal Amazon Services (“Zgal”), whereby Zgal agreed to provide us outside services managing the setup of our Amazon presence in multiple countries in Europe, and USA including Amazon pricing, logistics and inventory coordination. The principal owner of Zgal is a sibling of our Company’s Chief Financial Officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K during the past ten years.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code on our website, www.toughbuilt.com. In addition, we will post all disclosures required by law or the listing standards of OTC Expert Market, and may be subject to the listing standards of OTC Pink Sheets (upon such listing) concerning any amendments to, or waivers from, any provision of the Code on our website.

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each comprised of our three independent directors.

Audit Committee

Our independent directors serve as members of our Audit Committee. Monica Pitterle serves as the Audit Committee’s chair and has been designated by our board as a “financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

The Audit Committee met four (4) times in 2023.

Compensation Committee

Our Compensation Committee is comprised of three individuals, each an independent director. Christopher Homeister serves as its chair.

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

Our Compensation Committee met four (4) times in 2023.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of our three independent directors. Mr. Robert Faught serves as the chair of the Nominating and Corporate Governance Committee.

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

Our Nominating and Corporate Governance Committee met four (4) times in 2023.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has determined that Chris Homeister, Monica Pitterle, and Robert Faught are “independent directors” as defined in Rule 10A-3 promulgated under the Exchange Act. As such, all independent directors serve on all three of our standing Board committees, with Monica Pitterle as the Chair of the Audit Committee, Chris Homeister as the Chair of the Compensation Committee and Robert Faught as Chair of the Nominating and Corporate Governance Committee.

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

Our Bylaws provide that we may indemnify our officers, directors, employees, agents, and any other persons to the maximum extent permitted by the NRS.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling us pursuant to the preceding provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We maintain a Code of Business Conduct and Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions, including our independent directors, who are not our employees, concerning their company-related activities. The Code incorporates guidelines designed to deter wrongdoing, promote honest and ethical conduct, and comply with applicable laws, rules, and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations, insider trading, reporting Code violations, and maintaining accountability for adherence to the Code. The full text of our Code is published on our website at www.toughbuilt.com and is incorporated by reference herein. We intend to disclose future amendments to certain provisions of our Code or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions on our website. Except as expressly stated herein, the information contained on our website does not constitute a part of this report and is not incorporated by reference herein.

Item 11. Executive Compensation.

Executive Compensation

The following table summarizes compensation for the years ended December 31, 2023 and 2022 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (m)(2)(ii) of Item 402 of Regulation S-K but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year (each a “Named Executive Officer”).

Summary Compensation Table

Name and Position	Fiscal Year Ended December 31,	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($) (1)	Total ($)
Michael Panosian	2023	650,000	-	135,540	(2)	350,000	1,135,540
Chief Executive Officer, President (PEO)	2022	635,000	-	813,240	(2)	350,000	1,798,240

Martin Galstyan	2023	300,000	-	55,087	(3)	150,000	505,087
Chief Financial Officer	2022	320,000	-	165,262	(3)	160,000	645,262

Joshua Keeler	2023	475,000	-	88,140	(4)	150,000	713,140
Chief Design Officer	2022	620,000	-	528,840	(4)	210,000	1,358,840

Zareh Khachatoorian	2023	300,000	-	55,087	(5)	150,000	505,087
Chief Operating Officer	2022	320,000	-	165,262	(5)	160,000	645,262

(1)	Other compensation includes bonus accrued but not paid.

(2)	On December 28, 2022, we granted Michael Panosian an incentive stock option to purchase 8,308 shares of common stock for $116.35 per share under the 2022 Plan (the “2022 Panosian Option”). The 2022 Panosian Option vests 50% on the grant date, with the remaining 50% vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2023, approximately 67% of the 2022 Panosian Option had vested. The expiration date of the 2022 Panosian Option is December 28, 2032, subject to terms of the 2022 Equity Incentive Plan and Mr. Panosian’s employment agreement with the Company. The fair value of the option awards issued on the grant date was $813,240.

(3)	On December 28, 2022, we granted Martin Galstyan an incentive stock option to purchase 1,731 shares of common stock for $116.35 per share under the 2022 Plan (the “2022 Galstyan Option”). The 2022 Galstyan Option vests in equal installments on the last day of each of the thirty-six (36) calendar months following the grant date, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2023, approximately 36% of the 2022 Galstyan Option had vested. The expiration date of the 2022 Galstyan Option is December 28, 2032, subject to terms of the 2022 Equity Incentive Plan and Mr. Galstyan’s employment agreement with the Company. The fair value of the option awards issued on the grant date was $165,262.

(4)	On December 28, 2022, we granted Joshua Keeler an incentive stock option to purchase 5,539 shares of common stock for $116.35 per share under the 2022 Plan (the “2022 Keeler Option”). The 2022 Keeler Option vests 50% on the grant date, with the remaining 50% vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2023, approximately 67% of the 2022 Keeler Option had vested. The expiration date of the 2022 Keeler Option is December 28, 2032, subject to terms of the 2022 Equity Incentive Plan and Mr. Keeler’s employment agreement with the Company. The fair value of the option awards issued on the grant date was $528,840.

(5)	On December 28, 2022, we granted Zareh Khachatoorian an incentive stock option to purchase 1,731 shares of common stock for $116.35 per share under the 2022 Plan (the “2022 Khachatoorian Option”). The 2022 Khachatoorian Option vests in equal installments on the last day of each of the thirty-six (36) calendar months following the grant date, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2023, the 2022 Khachatoorian Option was approximately 36% vested. The expiration date of the 2022 Khachatoorian Option is December 28, 2032, subject to terms of the 2022 Equity Incentive Plan and Mr. Khachatoorian’s employment agreement with the Company. The fair value of the option awards issued on the grant date was $165,262.

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

Michael Panosian Employment Agreement

We entered into the Employment Agreement dated December 29, 2022, with Michael Panosian (the “Panosian Employment Agreement”). The Panosian Employment Agreement provides that Mr. Panosian will serve as our Chief Executive Officer, President, and Chair of the Board for a term beginning on December 29, 2022, and ending on December 29, 2025 (the “Initial Term”), with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Under the Panosian Employment Agreement, Mr. Panosian is entitled to (i) an annual base salary of $650,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $350,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 540,000 incentive stock options, pursuant to the 2022 Plan and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $1,000 monthly automobile allowance. Any incentive-based compensation or award that Mr. Panosian receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Panosian without “Cause” (as defined below) at any time with 90 days prior written notice, or Mr. Panosian resigns for “Good Reason” (as defined below), Mr. Panosian will be entitled to the following, provided that he executes a general waiver and release of claims: (i) an amount equal to 1.5 times the average of his base salary if terminated during the Initial Term, or an amount equal to one times the average of his then base salary; (ii) monthly payments for up to 12 months (and 18 months, if terminated during the Initial Term) of COBRA premiums for continued group health, dental and vision coverage; and (iii) the immediate vesting of all long-term incentive awards, that utilize time-based vesting.

In the event of Mr. Panosian’s termination by us with Cause or Mr. Panosian’s resignation without “Good Reason, Mr. Panosian will only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

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

The Panosian Employment Agreement contains restrictive covenants prohibiting Mr. Panosian from disclosing our confidential information at any time and has executed a Proprietary Information, Inventions Assignment, and Nondisclosure Agreement.

Martin Galstyan Employment Agreement

We entered into the Employment Agreement dated December 29, 2022, with Martin Galstyan (the “Galstyan Employment Agreement”). The Galstyan Employment Agreement provides that Mr. Galstyan will serve as our Chief Financial Officer for a term beginning on December 29, 2022 and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Galstyan Employment Agreement, Mr. Galstyan is entitled to (i) an annual base salary of $300,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 112,500 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $500 monthly automobile allowance. Any incentive-based compensation or award that Mr. Galstyan receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Galstyan without “Cause” (as defined below), or Mr. Galstyan resigns for “Good Reason” (as defined below), Mr. Galstyan will be entitled to the following, provided that he executes a general waiver and release of claim and does not revoke the release: (i) an amount equal to 6 months of his then base salary; (ii) monthly payments for up to 6 months of COBRA premiums for continued group health, dental and vision coverage, unless Mr. Galstyan starts receiving coverage under his subsequent employment; and (iii) continuation of his vesting schedule per the 2022 Plan, with three months for the exercise of any vested option(s). If Mr. Galstyan’s employment is terminated by us following a Change of Control of the Company, Mr. Galstyan will be entitled to (i) an amount equal to one time his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

In the event of Mr. Galstyan’s termination with Cause or Mr. Galstyan’s resignation without Good Reason, Mr. Galstyan shall only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

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

The Galstyan Employment Agreement contains restrictive covenants prohibiting Mr. Galstyan from disclosing our confidential information at any time. He has also executed a Proprietary Information, Inventions Assignment, and Nondisclosure Agreement.

Joshua Keeler Employment Agreement

We entered into the Employment Agreement dated December 29, 2022, with Joshua Keeler (the “Keeler Employment Agreement”). The Keeler Employment Agreement provides that Mr. Keeler will serve as our Chief Design Officer for a term beginning on December 29, 2022, and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Under the Keeler Employment Agreement, Mr. Keeler is entitled to (i) an annual base salary of $475,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 360,000 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $750 monthly automobile allowance. Any incentive-based compensation or award that Mr. Keeler receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Keeler without “Cause” (as defined below) with 90 days prior written notice, or Mr. Keeler resigns for “Good Reason” (as defined below), Mr. Keeler will be entitled to the following, provided that he executes a general waiver and release of claims (i) an amount equal to 1.5 times the average of his base salary if terminated during the Initial Term, or an amount equal to one times the average of his then base salary; (ii) monthly payments for up to 12 months (and 18 months, if terminated during the Initial Term) of COBRA premiums for continued group health, dental and vision coverage; and (iii) the immediate vesting of all incentive awards, that utilize time-based vesting. If Mr. Keeler’s employment is terminated by us following a Change of Control of the Company, Mr. Keeler will be entitled to (i) an amount equal to two times his then prevailing base salary; (i) immediate vesting of all incentive awards; and (iii) monthly payments for up to 18 months of COBRA premiums for continued group health, dental and vision coverage.

In the event of Mr. Keeler’s termination by us with Cause or Mr. Keeler’s resignation without Good Reason, Mr. Keeler shall only be entitled to accrued and unpaid compensation and wages accrued prior to such date.

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

The Keeler Employment Agreement contains restrictive covenants prohibiting Mr. Keeler from disclosing our confidential information at any time, and has executed a Proprietary Information, Inventions Assignment and Nondisclosure Agreement.

Zareh Khachatoorian Employment Agreement

We entered into the Employment Agreement dated as of December 29, 2022 with Zareh Khachatoorian (the “Khachatoorian Employment Agreement” and, together with the Panosian Employment Agreement, the Galstyan Employment Agreement and the Khachatoorian Employment Agreement, the “Employment Agreements”). The Khachatoorian Employment Agreement provides that Mr. Khachatoorian will serve as our Chief Operating Officer and Secretary for a term beginning on December 29, 2022, and ending on December 29, 2025, with automatic one (1) year extensions unless notice not to renew is given by either party at least 90 days prior to the relevant end date.

Pursuant to the Khachatoorian Employment Agreement, Mr. Khachatoorian is entitled to (i) an annual base salary of $300,000, which may be increased annually at the sole discretion of the Board; (ii) a potential annual target bonus of up to $150,000 payable in cash, which may be granted in the discretion of, and in an amount determined by the Compensation Committee and approved by the Board; (iii) a grant of 112,500 incentive stock options, pursuant to the 2022 Plan, and also be eligible to receive annual long-term incentive awards from time to time under the 2022 Plan; (iv) participate in the Company’s health insurance plan offered to its employees; (v) participate in the Company’s 401(k) Plan; and (vi) reimbursement for all reasonable business expenses, including a $500 monthly automobile allowance. Any incentive-based compensation or award that Mr. Khachatoorian receives will be subject to clawback by the Company as may be required by applicable law or, if applicable, any stock exchange listing requirement and on such basis as we determine.

In the event we terminate Mr. Khachatoorian without Cause, or Mr. Khachatoorian resigns for Good Reason (each as defined in the Khachatoorian Employment Agreement), Mr. Khachatoorian will be entitled to the following, provided that he executes a general waiver and release of claim and does not revoke the release: (i) an amount equal to 6 months of his then base salary; (ii) monthly payments for up to 6 months of COBRA premiums for continued group health, dental and vision coverage, unless Mr. Khachatoorian starts receiving coverage under his subsequent employment; and (iii) continuation of his vesting schedule per the 2022 Plan, with three months for the exercise of any vested option(s). If Mr. Khachatoorian’s employment is terminated by us following a Change of Control of the Company, Mr. Khachatoorian will be entitled to (i) an amount equal to one time his then prevailing base salary; (ii) immediate vesting of all incentive awards; and (iii) monthly payments for up to 12 months of COBRA premiums for continued group health, dental and vision coverage.

In the event of Mr. Khachatoorian’s termination with Cause or Mr. Khachatoorian’s resignation without Good Cause, Mr. Khachatoorian shall only be entitled to accrued and unpaid compensation and wages accrued before such date.

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

The Khachatoorian Employment Agreement contains restrictive covenants prohibiting Mr. Khachatoorian from disclosing our confidential information at any time. He has also executed a Proprietary Information, Inventions Assignment and Nondisclosure Agreement.

Definitions

The term “Cause” is defined in the Employment Agreements as any of the following: (i) willful engagement in an act or omission which is in bad faith and to the detriment of the Company, (ii) engagement in gross misconduct, gross negligence, or willful malfeasance, in each case causing material harm to the Company, (iii) breach of employment agreement in any material respect, (iv) executive’s habitual neglect or material failure to perform their duties (other than any such failure resulting solely from the executive’s physical or mental disability or incapacity) after a written demand for substantial performance is delivered to the executive which identifies the manner in which we believe that the executive has not performed their duties, (v) committing, pleading nolo contendere, or conviction for a felony or any crime involving fraud, embezzlement, misappropriation, theft, or moral turpitude, or use of drugs or alcohol in a way that either interferes with the performance of duties or compromise of the integrity or reputation of the Company, (vi) violation of any law relating to our business, or violation of any lawful Company policy, procedure or guideline that results in material harm to the Company as determined by us, in our reasonable discretion, or (vii) engagement in any act of dishonesty involving us, breach of any agreement with us containing confidentiality obligations, commercial bribery, or perpetration of fraud; provided, however, that the executive shall have at least forty-five (45) calendar days to cure, if curable, any of the events which could lead to their termination for Cause.

The term “Good Reason” is defined in the Employment Agreements as any of the following that are undertaken without the executive’s express written consent: (i) the assignment to the executive of principal duties or responsibilities or the substantial reduction of the executive’s duties and responsibilities, either of which is materially inconsistent with the executive’s position with us; (ii) a material reduction by us in the executive’s annual base salary (except to the extent the salaries of our other executive employees and any of our other controlled subsidiaries are similarly reduced); (iii) the executive’s principal place of business is, without his consent, relocated by a distance of more than forty (40) miles from the center of Irvine, California; or (iv) any material breach by us of any provision of the executive’s employment agreement.

The term “Change of Control” defined in the Employment Agreements means the occurrence of any of the following events:

(i) A change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of our stock that, together with the stock held by such Person, constitutes more than fifty percent (50%) of the total voting power of our stock; provided, however, that for purposes of this subsection, the acquisition of additional stock by any one Person, who is considered to own more than fifty percent (50%) of the total voting power of our stock will not be considered a Change of Control; or

(ii) A change in the effective control of the Company which occurs on the date that a majority of members of the board is replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the members of the board prior to the date of the appointment or election. For purposes of this clause (ii), if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change of Control; or

(iii) A change in the ownership of a substantial portion of our assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from us that have a total gross fair market value equal to or more than fifty percent (50%) of the total gross fair market value of all of our assets immediately prior to such acquisition or acquisitions; provided, however, that for purposes of this subsection (iii), the following will not constitute a change in the ownership of a substantial portion of our assets: (A) a transfer to an entity that is controlled by our stockholders immediately after the transfer, or (B) a transfer of assets by us to: (1) one of our stockholders (immediately before the asset transfer) in exchange for or with respect to our stock, (2) an entity, fifty percent (50%) or more of the total value or voting power of which is owned, directly or indirectly, by us, (3) a Person, that owns, directly or indirectly, fifty percent (50%) or more of the total value or voting power of all of our outstanding stock, or (4) an entity, at least fifty percent (50%) of the total value or voting power of which is owned, directly or indirectly, by a Person described in this subsection (iii)(B)(3). For purposes of this subsection (iii), gross fair market value means the value of our assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

For purposes of this definition, persons will be considered acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase, or acquisition of stock or similar business transaction with the Company.

Outstanding Equity Awards at December 31, 2023

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of Securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael Panosian, CEO & Pres. (PEO)	5,654	(1)	2,654	-	$116.35	12/28/2032
Martin Galstyan, CFO	625	(2)	1,106	-	$116.35	12/28/2032
Joshua Keeler, CDO	4,231	(3)	1,308	-	$116.35	12/28/2032
Zareh Khachatoorian, COO	625	(4)	1,106	-	$116.35	12/28/2032

(1)	On December 28, 2022, we granted Michael Panosian an incentive stock option to purchase 8,308 shares of common stock for $116.35 per share under the 2022 Plan (the “2022 Panosian Option”). The 2022 Panosian Option vests 50% on the grant date, with the remaining 50% vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2023, approximately 67% of the 2022 Panosian Option was vested. The expiration date of the 2022 Panosian Option is December 28, 2032, subject to the terms of the Company’s 2022 Equity Incentive Plan and Mr. Panosian’s employment agreement with the Company.

(2)	On December 28, 2022, we granted Martin Galstyan an incentive stock option to purchase 1,731 shares of common stock for $116.35 per share under the 2022 Plan (the “2022 Galstyan Option”). The 2022 Galstyan Option vests in equal installments on the last day of each of the thirty-six (36) calendar months following the grant date. As of December 31, 2023, approximately 36% of the 2022 Galstyan Option was vested. The expiration date of the 2022 Galstyan Option is December 28, 2032, subject to the terms of the Company’s 2022 Equity Incentive Plan and Mr. Galstyan’s employment agreement with the Company.

(3)	On December 28, 2022, we granted Joshua Keeler an incentive stock option to purchase 5,539 shares of common stock for $116.35 per share under the 2022 Plan (the “2022 Keeler Option”). The 2022 Keeler Option vests 50% on the grant date, with the remaining 50% vesting in equal installments on the last day of each of the thirty-six (36) full calendar months thereafter. As of December 31, 2023, approximately 67% of the 2022 Keeler Option was vested. The expiration date of the 2022 Keeler Option is December 28, 2032, subject to the terms of the Company’s 2022 Equity Incentive Plan and Mr. Keeler’s employment agreement with the Company.

(4)	On December 28, 2022, we granted Zareh Khachatoorian an incentive stock option to purchase 112,500 shares of common stock for $1.79 per share under the 2022 Plan (the “2022 Khachatoorian Option”). The 2022 Khachatoorian Option vests in equal installments on the last day of each of the thirty-six (36) calendar months following the grant date, which may be exercised in lots of a minimum of 200 shares of our common stock. As of December 31, 2023, approximately 36% of the 2022 Khachatoorian Option was vested. The expiration date of the 2022 Khachatoorian Option is December 28, 2032, subject to the terms of the Company’s 2022 Equity Incentive Plan and Mr. Khachatoorian’s employment agreement with the Company.

The 2016 Equity Incentive Plan

The Toughbuilt Industries, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board and approved by the stockholders on July 6, 2016. The awards per the 2016 Plan may be granted through July 5, 2026, to our employees, consultants, directors, and non-employee directors provided such consultants, directors, and non-employee directors render good faith services not in connection with the offer and sale of securities in a capital-raising transaction. The awards under the 2016 Plan consist of options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units (“RSUs”), and performance awards. A committee of the Board or the Board shall administer the 2016 Plan.

Incentive stock options (“ISOs”) may be granted only to employees. All other awards may be granted to our employees, consultants, directors, and non-employee directors or any of our subsidiaries, provided such consultants, directors, and non-employee directors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Options may be vested and exercisable within the times or upon the conditions as outlined in the award agreement governing such option; provided, however, that no option will be exercisable after the expiration of 10 years from the date the option is granted; and provided further that no ISO granted to a person who, at the time the ISO is granted, directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of our stock or any one of our parents or subsidiaries will be exercisable after the expiration of five (5) years from the date the ISO is granted. The committee or Board also may provide for options to become exercisable at one time or from time to time, periodically or otherwise, in such number of shares or percentage of shares as the committee or Board determines.

Under the 2016 Plan, the exercise price of an option will be determined by the committee or, if there is no committee, the Board when the option is granted, provided that: (i) the exercise price of an option will be not less than 100% of the Fair Market Value of the shares on the date of grant and (ii) the exercise price of any ISO granted to a 10% stockholder will not be less than 110% of the Fair Market Value of the shares on the date of grant.

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

The initial number of shares of common stock authorized and reserved for issuance under the 2016 Plan was 12 million. Due to our 1-for-6 reverse stock split on October 5, 2016, 1-for-2 reverse stock split on September 3, 2018, 1-for-10 reverse stock split on April 15, 2020, 1-for-150 reverse stock split on April 25, 2022, and 1-for-65 reverse stock split on January 2, 2024, the authorized number of shares of commons under our 2016 Plan was reduced to 103.

The amount of shares available for grant under our 2016 Plan will be (a) reduced by awards granted under the 2016 Plan and (b) increased to the extent that awards granted under the 2016 Plan are forfeited, expire, or settled for cash (except as otherwise provided in the 2016 Plan).

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

Awards previously granted under the 2016 Plan may not be impaired or affected by any amendment of the 2016 Plan without the consent of the affected grantees.

The 2018 Equity Incentive Plan

On July 1, 2018, the Board and our stockholders approved and adopted the ToughBuilt Industries, Inc. 2018 Equity Incentive Plan. The 2018 Plan supplements, but does not replace the existing 2016 Equity Incentive Plan. Awards may be granted under the 2018 Plan to our employees, officers, consultants, and non-employee directors through June 30, 2023.

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

The initial number of shares of common stock authorized and reserved for issuance under the 2018 Plan was 2 million. On April 12, 2019, the Board and our stockholders approved increasing the number of shares to 20 million and then, on February 14, 2020, to 35 million. Due to our 1-for-10 reverse stock split on April 15, 2020, 1-for-150 reverse stock split on April 25, 2022, and 1-for-65 reverse stock split on January 2, 2024, the authorized number of shares of commons under our 2018 Plan was reduced to 3,590.

The number of shares of common stock that may be issued under the 2018 Plan will be (a) reduced by awards granted under the 2018 Plan and (b) increased to the extent that Awards granted under the 2018 Plan are forfeited, expire, or are settled for cash (except as otherwise provided in the 2018 Plan). Currently, no employee will be eligible to receive more than 10% of authorized shares under the 2018 Plan in any calendar year pursuant to the grant of awards.

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

The term “Corporate Transaction” is defined in the 2018 Plan as the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

●	a sale or other disposition of all or substantially all, as determined by the Board in its sole discretion, of our consolidated assets and our subsidiaries;

●	a sale or other disposition of at least ninety percent (90%) of the outstanding securities of the Company;

●	the consummation of a merger, consolidation or similar transaction following which we are not the surviving corporation; or

●	the consummation of a merger, consolidation, or similar transaction following which we are the surviving corporation, but the shares of common stock outstanding immediately preceding the merger, consolidation, or similar transaction are converted or exchanged by virtue of the merger, consolidation, or similar transaction into other property, whether in the form of securities, cash or otherwise.

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

Our Compensation Committee will (i) interpret our Plans and (ii) make all other determinations and take all other actions that may be necessary or advisable to implement and administer our Plans. The Plans provide that in the event of a change of control event, the Compensation Committee or our Board shall have the discretion to determine whether and to what extent to accelerate the vesting, exercise, or payment of an award.

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

Awards previously granted under the 2018 Plan may not be impaired or affected by any amendment of the 2018 Plan, without the consent of the affected grantees.

2022 Equity Incentive Plan

Our Board and our shareholders adopted the ToughBuilt Industries, Inc. 2022 Equity Incentive Plan on August 11, 2022, and September 21, 2022, respectively, which provides for the grant of stock options and restricted stock units to our officers, employees, directors, advisors, and consultants. A total of 20,769 shares of common stock have initially been reserved for the issuance of awards under the 2022 Plan. The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year. The 2022 Plan supplements, and does not replace, our 2016 Plan and 2018 Plan.

The purpose of the 2022 Plan is to secure for us and our shareholders the benefits inherent in share ownership by our employees, consultants, directors, and affiliates who, in the judgment of the Board, will be primarily responsible for its future growth and success. It is generally recognized that equity incentive plans of the nature provided for herein (i) aid in retaining and encouraging individuals of exceptional ability because of the opportunity offered to them to acquire a proprietary interest in the Company and (ii) promote a greater alignment of interests between such persons and shareholders of the Company.

Awards

The 2022 Plan authorizes the grant, from time to time, of (i) options intended to qualify under Section 422(a) of the Code, (ii) options not intended to qualify under Section 422(a) of the Code, and (iii) restricted stock units.

Administration of the 2022 Plan

The 2022 Plan provides that it is to be administered by the Board, the Compensation Committee, or any other committee appointed by the Board to administer the 2022 Plan. The Board has appointed the Compensation Committee as the administrator of the 2022 Plan until further notice is given. Any such committee shall be comprised of three or more “non-employee directors” as defined in Rule 16b-3 under the Exchange Act.

Eligibility

The Compensation Committee has sole authority, in its discretion, to determine which officers, employees, consultants, advisors, or directors will receive awards, the number of shares of common stock to be subject to each award, and the forfeiture restrictions for each award.

Authorized Number of Shares

The total number of shares of common stock reserved and available for issuance under the 2022 Plan was initially 1,350,000 shares of common stock (20,769 shares of common stock as adjusted for our 1-for-65 reverse stock split on January 2, 2024). The number of shares of common stock available for issuance under the 2022 Plan is automatically increased on the first trading day of January each calendar year during the term of the 2022 Plan, beginning with calendar year 2023, resulting in the aggregate number of shares of common stock available under the 2022 Plan being equal to fifteen percent (15%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year. The total number of shares of common stock reserved and available for issuance under the 2022 Plan as of January 1, 2023, is 85,189 based on 36,915,222 shares of common stock (567,926 shares of common stock adjusted for the 1-for-65 shares of common stock) outstanding as of December 29, 2023. If any shares of common stock that have been granted pursuant to an award cease to be subject to such award or are forfeited or if any award otherwise terminates without a payment being made to the holder in the form of common stock, such shares shall again be available for distribution in connection with future grants and awards under the 2022 Plan.

Term of the Plan

This Plan is in effect until August 11, 2032, the tenth (10th) anniversary of the date the Board approved and adopted the 2022 Plan, unless terminated earlier by the Board.

Lapsed Awards

If awards are surrendered, terminated, or expire without being exercised in whole or in part, new awards may be granted covering the shares of common stock not issued under such lapsed awards, subject to any restrictions that the Code may impose.

Adjustment in Shares of Common Stock

If the outstanding shares of common stock shall at any time be changed or exchanged by a declaration of a stock dividend (bonus shares), stock split, combination or exchange of shares of common stock, recapitalization, or any other like event by or of the Company, and as often as the same shall occur, then the number, class, and kind of the shares of common stock subject to the 2022 Plan or subject to any options therefore granted, and the exercise price, shall be appropriately and equitably adjusted to maintain the proportionate number of shares of common stock, without changing the aggregate exercise price; provided, however, that no adjustment shall be made by reason of the distribution of subscription rights or a rights offering on outstanding shares of common stock. Upon the occurrence of any of the foregoing, the class and aggregate number of shares of common stock issuable pursuant to the 2022 Plan in respect of which options have not yet been exercised shall be appropriately adjusted.

Non-Transferability

Any awards accruing to any participant in accordance with the terms and conditions of the 2022 Plan shall not be transferable or assignable to anyone unless specified in the 2022 Plan. During a participant’s lifetime, all awards may only be exercised by the participant. Awards are non-transferable and non-assignable except by will or laws of descent and distribution.

Nothing in the 2022 Plan shall confer upon any participant any right with respect to employment or continuance of employment with us or any affiliate or interfere in any way with our rights or any affiliate’s right to terminate the participant’s employment at any time. Participation in the 2022 Plan by a participant is voluntary.

Amendments to the Equity Plan

The Board shall have the power to, at any time and from time to time, either prospectively or retrospectively, amend, suspend, or terminate the 2022 Plan or any award granted under the 2022 Plan without stockholder approval, including, without limiting the generality of the foregoing: changes of a clerical or grammatical nature, changes regarding the persons eligible to participate in the 2022 Plan, changes to the exercise price, vesting, term, and termination provisions of the award, modifications to the Cashless Exercise Right provisions, changes to the authority and role of the Board under the 2022 Plan, and any other matter relating to the 2022 Plan and the awards that may be granted hereunder, subject to any required approvals or otherwise.

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

Withholding Taxes

We, including any one of our designated affiliates, may take such steps as are considered necessary or appropriate to withhold any taxes or other amounts that we or any designated affiliate are required by any law or regulation of any governmental authority whatsoever to withhold in connection with any award.

Exercise Price

The exercise price per share of any option shall be not less than 100% of the market price on the date of grant, provided that concerning an option granted to a U.S. taxpayer, the exercise price per share shall not be less than the Fair Market Value on the date of grant of the option. Notwithstanding the foregoing, we may designate an exercise price less than the Fair Market Value on the date of grant if the option (i) is granted in substitution of a stock option previously granted by an entity acquired that is acquired by or merged with us or an affiliate, or (ii) otherwise is structured to be exempt from or to comply with, Section 409A of the Code, in the case of options awarded to U.S. taxpayers. In addition, in the case of an ISO granted to an eligible employee who, at the time the ISO is granted, owns shares representing more than 10% of the voting power of all classes of our shares or any parent or subsidiary, the per share exercise price will be no less than 110% of the Fair Market Value per share on the date of grant. Notwithstanding the foregoing provisions, options may be granted with a per share exercise price of less than 100% of the Fair Market Value per share on the grant date pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code.

Grant of Options

Each option will be designated in the award agreement as either an ISO or an NQSO. However, notwithstanding such designation, to the extent that the aggregate Fair Market Value of the shares with respect to which ISOs are exercisable for the first time by the participant during any calendar year (under all our plans and any parent or subsidiary) exceeds $100,000 (U.S.), such options will be treated as NQSOs. ISOs will be taken into account in the order in which they were granted. The fair market value of the shares will be determined at the time the option with respect to such shares is granted.

Terms of Options

The option period shall be ten years from the date such option is granted or such greater or lesser duration as the Board, on the recommendation of the Compensation Committee, may determine at the date of grant and may thereafter be reduced with respect to any such option covering termination of employment or engagement of the optionee or death or disability of the optionee. In the case of an ISO granted to a participant who, at the time the ISO is granted, owns shares representing more than 10% of the total combined voting power of all classes of our shares or any parent or subsidiary, the term of the ISO will be five years from the date of grant or such shorter term as may be provided in the award agreement.

Cashless Exercise Right

Unless prohibited, and except with respect to ISOs awarded to U.S. taxpayers, participants have the right (the “Cashless Exercise Right”), in lieu of the right to exercise an option, to terminate such option in whole or in part by notice in writing delivered by the participant to the Company electing to exercise the Cashless Exercise Right and, in lieu of receiving the shares (the “Option Shares”) to which such terminated option relates, to receive the number of shares, disregarding fractions, which is equal to the quotient outlined in the 2022 Plan.

Effect of Termination of Employment or Death or Disability

If an optionee:

●	dies or becomes disabled while employed, a consultant to, or while serving as a director of the Company or a designated affiliate, any option that had vested and was held by him or her at the date of death or disability shall become exercisable in whole or in part, but only by the person or persons to whom the optionee’s rights under the option shall pass by the optionee’s will or applicable laws of descent and distribution. Unless otherwise determined by the Board, on the recommendation of the Compensation Committee, all such options shall be exercisable only to the extent that the optionee was entitled to exercise the option at the date of his or her death or disability and only for 12 months after the date of death or disability or prior to the expiration of the option period in respect thereof, whichever is sooner;

●	ceases to be employed by, or to act as a director of, or to be engaged as a consultant of, the Company or a designated affiliate for cause, no option held by such optionee will, unless otherwise determined by the Board, on the recommendation of the Compensation Committee, be exercisable following the date on which such optionee ceases to be so employed or engaged; and

●	ceases to be employed by, or to or act as a director of, or to be engaged as a consultant of, the Company or a designated affiliate for any reason other than cause then, unless otherwise determined by the Board, on the recommendation of the Compensation Committee, any option that had vested and is held by such optionee at the effective date thereof shall become exercisable for a period of up to 30 days thereafter or prior to the expiration of the option period in respect thereof, whichever is sooner.

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

Incentive Stock Options

Maximum Number of Shares for Incentive Stock Options. Notwithstanding any other provision of the 2022 Plan to the contrary, the aggregate number of shares available for ISOs shall not exceed 10% of the number of shares issued at such time, subject to adjustment pursuant to the 2022 Plan and subject to the provisions of Sections 422 and 424 of the Code.

Designation of Options. Each stock option agreement with respect to an option granted to a U.S. taxpayer shall specify whether the related option is an ISO or an NQSO. If no such specification is made in the stock option agreement or the resolutions authorizing the grant of the option, the related option will be an NQSO.

Special Requirements for Incentive Stock Options. In addition to the other terms and conditions of the 2022 Plan (and notwithstanding any other term or condition of the 2022 Plan to the contrary), the 2022 Plan sets forth limitations and requirements that will apply to an ISO.

Restricted Stock Units

An RSU is a compensatory award granted by a company to an employee or other individual performing services for the company. An RSU represents a promise by the company to transfer a share of the company’s stock or a cash payment equal to the value of a share of the company’s stock at a specific time in the future.

The holder of an RSU is not the beneficial owner of the shares underlying the RSU award and, therefore, is not entitled to voting, dividend, or other stockholder rights unless and until shares are delivered in settlement of the award.

Restricted Period

Concurrent with the determination to grant RSUs to a participant, the Board, on the recommendation of the Compensation Committee, shall determine the restricted period applicable to such RSUs. In addition, at the sole discretion of the Board, at the time of grant, the RSUs may be subject to performance conditions to be achieved by a class of participants or us or by a particular participant on an individual basis within a restricted period, for such restricted stock units to entitle the holder thereof to receive the underlying shares of common stock or cash in lieu thereof.

Retirement or Termination During Restricted Period

In the event and to the extent of the retirement or termination and, as applicable, of a participant from all such roles with us during the restricted period, any RSUs held by the participant shall immediately terminate and be of no further force or effect; provided, however, that the Board shall have the absolute discretion to modify the grant of the RSUs to offer that the restricted period shall terminate immediately before the date of such occurrence.

Retirement or Termination After Restricted Period

In the event and to the extent of the retirement or termination and, as applicable, the director retirement or director termination of the participant from all such roles with us following the restricted period and before a deferred payment date (as elected by a participant who is not a U.S. taxpayer), the participant shall be entitled to receive, and we shall issue, shares of common stock or cash in lieu thereof in satisfaction of the RSUs then held by the participant.

Death or Disability of Participant

In the event of a participant’s death or disability, any shares of common stock or cash in lieu thereof represented by RSUs by the participant shall be immediately issued or paid by us to the participant or his or her legal representative.

Payment of Dividends

Subject to the absolute discretion of the Board, if a dividend (other than a dividend payable in shares) is declared and paid by us on the shares of common stock, a participant may be credited with additional RSUs. The number of such additional RSUs, if any, will be calculated by dividing (a) the total amount of the dividends that would have been paid to the participant if the RSUs (including RSUs in which the restricted period has expired but the shares of common stock have not been issued due to a deferred payment date) in the participant’s account on the dividend record date had been outstanding shares of common stock (and the participant held no other shares of common stock) by (b) the market price of the shares of common stock on the date on which such dividends were paid. Additional RSUs awarded pursuant to Section 4.10 of the 2022 Plan shall be subject to the same terms and conditions as the underlying RSUs to which they relate.

Change of Control

In the event of a Change of Control, all RSUs outstanding shall vest immediately and be settled by the issuance of shares of common stock or cash, or a combination of both shares of common stock and cash, in each case in the discretion of the Compensation Committee, notwithstanding the restricted period and any deferred payment date.

Redemption of Restricted Stock Units

Except to the extent prohibited, upon expiry of the applicable restricted period (or on the deferred payment date, as applicable), we shall redeem RSUs in accordance with the election made in a redemption notice given by the participant to us by:

●	issuing to the participant one share for each RSU redeemed, provided the participant makes payment to the Company of an amount equal to the tax obligation required to be remitted by the Company to the taxation authorities as a result of the redemption of the RSUs;

●	issuing the participant one share for each RSU redeemed and either (i) selling, or arranging to be sold, on behalf of the participant, such number of shares of common stock issued to the participant as to produce net proceeds available to the Company equal to the applicable tax obligation so that the Company may remit to the taxation authorities an amount equal to the tax obligation; or (ii) receiving from the participant at the time of issuance of the shares of common stock an amount equal to the applicable tax obligation;

●	subject to the discretion of the Company, paying in cash to, or for the benefit of, the participant, the value of any RSUs being redeemed, less any applicable tax obligation; or

●	a combination of any of the shares of common stock or cash.

The shares of common stock shall be issued and the cash, if any, shall be paid as a lump sum by us within ten business days of the date the RSUs are redeemed under the 2022 Plan. RSUs of U.S. taxpayers will be redeemed as soon as possible following the end of the restricted period (as outlined in the RSU grant letter or such earlier date on which the restricted period is terminated pursuant to the 2022 Plan), and in all cases by the end of the calendar year in which the restricted period ends, or if later, by the date that is 75 days following the end of the restricted period. A participant shall have no further rights respecting any RSU that has been redeemed under the 2022 Plan.

No participant who is resident in the U.S. may receive shares of common stock for redeemed RSUs unless the shares of common stock to be issued upon redemption of the RSUs are registered under the Securities Act or are issued in compliance with an available exemption from the registration requirements of the Securities Act.

Right as a Stockholder

A participant receiving RSUs shall have the rights of a stockholder only as to shares of common stock, if any, actually issued to such participant upon expiration of the applicable restricted period and satisfaction or achievement of the terms and conditions of the award, and in accordance with the provisions of the 2022 Plan and the applicable award agreement, and not with respect to shares of common stock to which such award relates but which are not issued to such participant.

Clawback Policy

On November 27, 2023, our board adopted an executive compensation recoupment policy consistent with the requirements of the Rule 10D-1 under the Exchange Act and the Nasdaq listing standards thereunder, to help ensure that incentive compensation is paid based on accurate financial and operating data, and the correct calculation of performance against incentive targets. Our policy addresses the recoupment of amounts from performance-based awards paid to all corporate officers, including awards under our equity incentive plans, in the event of a financial restatement to the extent that the payout for such awards would have been less or in the event of fraud, or intentional, willful or gross misconduct that contributed to the need for a financial restatement.

Insider Trading Policy

As of the date of this report, the Company has not adopted an Insider Trading Policy. The absence of such a policy is not reflective of disregard for the principles of fair and ethical trading practices. The Company is keenly aware of the importance of establishing clear guidelines to prevent insider trading and to uphold the Company’s reputation for integrity and ethical conduct.

We anticipate that the Insider Trading Policy will be adopted in the near future. Upon adoption, the Policy will apply to all transactions in the Company’s securities, including but not limited to common stock, options to purchase common stock, and any other securities the Company may issue. It will cover all directors, officers, employees of the Company, and any family members or entities whose transactions in Company securities are directed by or under the influence or control of those persons. The Company is committed to rigorously enforcing this Policy to prevent insider trading and protect all stakeholders’ interests.

Policies And Practices For Granting Certain Equity Awards

The Company’s policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee of the Board of Directors is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions, and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board of Directors or compensation committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board of Directors or Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its stockholders.

Board Compensation

We currently pay each of our non-employee directors a cash compensation of $75,000 per year. In connection with their services as board members, our non-employee directors do not receive options to purchase shares of common stock.

Non-employee Director Remuneration Policy

Our Board has not adopted a non-employee director remuneration policy.

Compensation Committee Review

The Compensation Committee shall, if it is necessary or prudent in its discretion, reevaluate and approve in January of each such year (or in any event before the first Board meeting of such fiscal year) the cash and equity awards (amount and manner or method of payment) to be made to non-employee directors for such fiscal year. In making this determination, the Compensation Committee shall utilize such market standard metrics as it deems appropriate, including, without limitation, an analysis of cash compensation paid to independent directors of our peer group.

The Compensation Committee shall also have the power and discretion to determine in the future whether non-employee directors should receive annual or other grants of options to purchase shares of common stock or other equity incentive awards in such amounts and under such policies as the Compensation Committee may determine utilizing such market standard metrics as it deems appropriate, including, without limitation, an analysis of equity awards granted to independent directors of our peer group.

Participation of Employee Directors; New Directors

Unless separately and specifically approved by the Compensation Committee at its discretion, none of our employee directors shall be entitled to receive any remuneration for service as a director (other than expense reimbursement as per prevailing policy).

New directors joining our Board shall be entitled to a prorated portion (based on months to be served in the fiscal year in which they join) of cash and stock options or other equity incentive awards (if applicable) for the relevant fiscal year at the time they join the Board.

	Director Compensation As of December 31, 2023
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert Faught	75,000	-	-	-	-	75,000
Linda Moossaian (3)	75,000	-	-	-	-	75,000
William Placke (1)	75,000	-	-	-	-	75,000
Chris Homeister (2)	-	-	-	-	-	-

(1)	Mr. Placke ceased to be a director of the Company’s 2023 stockholders’ meeting, which was held on December 11, 2023.

(2)	Mr. Homeister was elected to our board of directors at the Company’s 2023 stockholders’ meeting, which was held on December 11, 2023.

(3)	Ms. Linda Moossaian resigned from all of her positions from the Board on July 16, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding beneficial ownership of our equity interests as of December 20, 2024 by:

●	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of any class of our voting securities;

●	our Named Executive Officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and, thus, represents voting or investment power with respect to our securities as of August 29, 2024. In computing the number and percentage of shares beneficially owned by a person, shares that such person may acquire within 60 days of December 20, 2024, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each person below is c/o ToughBuilt Industries, Inc., 8669 Research Drive, Irvine, California 92618. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable.

Name and Address	Number of Shares Beneficially Owned		Percentage of Class
Named Executive Officers and Directors
Michael Panosian—CEO, President and Chair of the Board	8,468	(2)	*
Martin Galstyan—CFO	1,731	(3)	*
Joshua Keeler—CDO and Director	5,671	(4)	*
Zareh Khachatoorian—COO	1,814	(5)	*
Robert Faught—Director	-		-
Chris Homeister—Director	-		-
Linda Moossaian—Director	-		-
All Officers and Directors as a group (7 persons)	17,745		1.23%

5%+ Stockholders
Yair Schneid	550,729		38.20%

*	Less than 1%

(1)	Percentages based on 1,443,039 shares of common stock issued and outstanding as of August 29, 2024, plus shares of common stock the person has the right to acquire within 60 days thereafter.

(2)	Includes (i) 133 shares of common stock issuable upon vested options at a price of $6,435 per share until September 14, 2028 and (ii) 8,308 shares of common stock issuable upon vested options at a price of $116.35 per share until December 28, 2032.

(3)	Includes 1,731 shares of common stock issuable upon vested options at a price of $116.35 per share until December 28, 2032.

(4)	Includes (i) 133 shares of common stock issuable upon vested options at a price of $6,435.00 per share until September 14, 2028 and (ii) 5,538 shares of common stock issuable upon vested options at a price of $116.35 per share until December 28, 2032.

(5)	Includes (i) 83 shares of common stock issuable upon vested options at a price of $5,850.00 per share until September 14, 2028 and (ii) 1,731 shares of common stock issuable upon vested options at a price of $116.35 per share until December 28, 2032.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as described below, there have been no transactions since January 1, 2022 to which we have been a participant in which the amount involved exceeded or will exceed $120,000 or, during such time as we qualify as a “smaller reporting company,” the lesser of (1) $120,000 or (2) 1% of the average of our total assets for the last two completed years, and in which any of our then directors, executive officers or holders of more than 5% of our common stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Executive Compensation” and “Director Compensation Table.”

On July 6, 2020, we entered into a project development agreement with Adaptive Tech Services, (“ATS”), whereby ATS would assist us in the development of various suites of technological platforms ranging from software to other digital applications to be integrated with our products. ATS is owned and operated by the spouse of a member of our board of directors who is also the Chairperson of our audit committee. We recorded project development expenses of $1,058,000 and $2,210,000 for the years ended December 31, 2023 and 2022, respectively.

On February 15, 2019, we entered into an agreement with Cyberduction, whereby Cyberducton agreed to provide us outside services managing our website, information technology support, customer services, and external show and convention coordination for a fixed fee of $57,500 per quarter. The principal owner of Cyberduction is a sibling of our Chief Executive Officer. We recorded an expense of $230,000 for each of the years ended December 31, 2023 and 2022, respectively.

On September 01, 2020, we entered into an agreement with Zgal Amazon Services (“Zgal”), whereby Zgal agreed to provide us outside services managing the setup of our Amazon presence in multiple countries in Europe, and USA including Amazon pricing, logistics and inventory coordination. The principal owner of Zgal is a sibling of our Company’s Chief Financial Officer. We recorded an expense of $245,000 and $420,000 for services received from Zgal for the years ended December 31, 2023 and 2022, respectively.

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with the discretion to indemnify our employees and other agents when determined appropriate by the board. In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them.

Policies and Procedures for Related-Person Transactions

Our board of directors has adopted a written related-person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. The transactions described in this section occurred prior to the adoption of this policy or were approved and/or ratified by our Audit Committee in accordance with our related person transaction policy.

Independence of the Board of Directors

Our Board of Directors has determined that Robert Faught, Monica Pitterle, and Chris Homeister are all “independent” as that term is defined under applicable SEC rules and regulations. A majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with our counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards.

Our board of directors has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning such director’s background, employment, and affiliations, including family relationships, during our audit of fiscal 2023, it was brought to management’s attention that our vendor agreement with Adaptive Tech Solutions, Inc. (“the ATS”) could be considered a related party transaction under Item 404 of Regulation S-K. Specifically, Edwin Moossaian, who owns ATS, was an employee of our Company before his wife Linda Moossaian, joined our Board of Directors and Audit Committee in December 2019. Management and the Board made investigations and took corrective actions to regain compliance with Nasdaq Listing Rules. On July 16, 2024, Linda Moossaian resigned from her position from all Board Committees in July 2024. On July 23, 2024, the Board nominated and appointed Monica Pitterle as an independent director serving on the Audit Committee Chairperson, and member of the Nomination and Corporate Governance committee and Compensation Committee. All of our outside directors are “independent directors” as defined under current rules and regulations of the SEC. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining their independence.

In addition, each of the members of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent, as determined in accordance with the applicable independence requirements for such committee.

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2023 and 2022 by our principal accountant, Marcum LLP. All such fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees	$748,803	$391,515
Audit-Related Fees (1)	122,767	97,875
Tax Fees	-	-
All Other Fees	-	-
Total	$871,570	$489,390

(1)	Fees incurred in conjunction with consents for various registration statements filed during 2023 and 2022.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Pre-Approval Policies and Procedures

The Audit Committee’s Charter provides procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent auditors, Marcum LLP. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

All of the services of Marcum LLP for the years ended December 31, 2023 and 2022 described above were pre-approved in accordance with the Audit Committee Pre-Approval Policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: The following Financial Statements and Supplementary Data of ToughBuilt and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Balance Sheets at December 31, 2023 and 2022;

●	Statements of Operations for the years ended December 31, 2023 and 2022;

●	Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022;

●	Statements of Cash Flows for the years ended December 31, 2023 and 2022; and

●	Notes to Financial Statements.

Certificate of Correction, dated January 24, 2024, to the Certificate of Amendment of the ToughBuilt Industries, Inc.

2. Exhibits:

Exhibit No:	Description of Exhibit:	Previously Filed and Incorporated by Reference herein:	Date Filed:
1.1	At The Market Offering Agreement, dated December 7, 2020, between ToughBuilt Industries, Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to Registration Statement on Form S-3 (File No. 333-251185)	December 7, 2020
1.2	At The Market Offering Agreement, dated February 1, 2021, between ToughBuilt Industries, Inc. and H.C. Wainwright & Co., LLC	Exhibit 1.1 to Registration Statement on Form S-3 (File No: 333-252630)	February 2, 2021
3.1	Articles of Incorporation, dated April 9, 2012	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.2	Certificate of Amendment, dated December 29, 2015	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.3	Certificate of Change Pursuant to NRS 78.209, dated October 5, 2016	Exhibit 3.1 to Registration Statement on Form S-1	July 9, 2018
3.1.4	Certificate of Change Pursuant to NRS 78.209, dated September 13, 2018	Exhibit 3.4 to Registration Statement on Form S-1/A	September 19, 2018
3.1.5	Certificate of Designations of Series B Convertible Preferred Stock, dated October 5, 2016	Exhibit 3.3 to Registration Statement on Form S-1	July 9, 2018
3.1.6	Certificate of Amendment to the Certificate of Incorporation, dated January 17, 2020	Exhibit 3.1 to Current Report on Form 8-K	January 17, 2020
3.1.7	Certificate of Amendment to the Articles of Incorporation dated as of March 26, 2021	Exhibit 3.1 to Current Report on Form 8-K	April 1, 2021
3.1.8	Certificate of Designations of Series F Convertible Preferred Stock dated as of February 15, 2022	Exhibit 3.1 to Current Report on Form 8-K	February 17, 2022
3.1.9	Certificate of Designations of Series G Convertible Preferred Stock dated as of February 15, 2022	Exhibit 3.2 to Current Report on Form 8-K	February 17, 2022
3.1.10	Amendment to the Articles of Incorporation, as amended, of ToughBuilt Industries, Inc. for 1-for-150 Reverse Stock Split	Exhibit 3.1 to Current Report on Form 8-K	April 25, 2022
3.1.11	Certificate of Designation of Series H Preferred Stock dated September 21, 2023	Exhibit 3.1 to Form S-1 (File No. 333-276008)	December 13, 2023
3.1.12	Certificate of Amendment for 1-for-65 Reverse Stock Split dated December 21, 2023	Exhibit 3.1 to Form 8-K	December 26, 2023
3.1.13	Certificate of Correction, dated January 24, 2024, to the Certificate of Amendment, dated December 21, 2023 of the ToughBuilt Industries, Inc.	Exhibit 3.2 to Form 8-K	January 29, 2024
3.1.14	Certificate of Designation of the Series I Preferred Stock of ToughBuilt Industries, Inc. dated August 26, 2024	Exhibit 3.1 to Current Report on Form 8-K	September 13, 2024
3.2	Amended and Restated Bylaws	Exhibit 3.2 to Registration Statement on Form S-1	July 9, 2018
3.2.2	Amendment to Amended and Restated Bylaws of ToughBuilt Industries, Inc., effective as of October 6, 2022	Exhibit 3.1 to Current Report on Form 8-K	October 7, 2022
4.1	Description of registrant’s securities registered under section 12 of the Securities Exchange Act of 1934, as amended	Exhibit 4.1 to Current Report on Form 10-K	March 26, 2021
4.2	Warrant, dated November 20, 2020, issued by ToughBuilt Industries, Inc. to the Investor	Exhibit 4.1 to Current Report on Form 8-K	November 23, 2020
4.3	Form of Common Warrant dated as of July 14, 2021, issued by ToughBuilt Industries, Inc. to certain purchasers	Exhibit 4.1 to Current Report on Form 8-K	July 14, 2021

4.4	Form of Placement Agent Warrant dated as of July 14, 2021, issued by ToughBuilt Industries, Inc. to H.C. Wainwright & Co., LLC	Exhibit 4.2 to Current Report on Form 8-K	July 14, 2021
4.5	Form of Common Warrant dated as of February 15, 2022, issued by ToughBuilt Industries, Inc. to certain purchasers	Exhibit 4.1 to Current Report on Form 8-K	February 17, 2022
4.6	Form of Placement Agent Warrant dated as of February 15, 2022, issued by ToughBuilt Industries, Inc. to H.C. Wainwright & Co., LLC	Exhibit 4.2 to Current Report on Form 8-K	February 17, 2022
4.7	Form of Warrant	Exhibit 4.1 to Current Report on Form 8-K	June 23, 2022
4.8	Form of Pre-funded Warrant	Exhibit 4.2 to Current Report on Form 8-K	June 23, 2022
4.9	Form of Placement Agent Warrant	Exhibit 4.3 to Current Report on Form 8-K	June 23, 2022
4.10	Form of Pre-Funded Common Stock Purchase Warrant	Exhibit 4.1 to Current Report on Form 8-K	July 27, 2022
4.11	Form of Series A Preferred Investment Option	Exhibit 4.2 to Current Report on Form 8-K	July 27, 2022
4.12	Form of Series B Preferred Investment Option	Exhibit 4.3 to Current Report on Form 8-K	July 27, 2022
4.13	Form of Placement Agent Preferred Investment Option	Exhibit 4.4 to Current Report on Form 8-K	July 27, 2022
4.14	Form of Pre-Funded Common Stock Purchase Warrant	Exhibit 4.1 to Current Report on Form 8-K	November 18, 2022
4.15	Form of Series C Preferred Investment Option	Exhibit 4.2 to Current Report on Form 8-K	November 18, 2022
4.16	Form of Series C Preferred Investment Option	Exhibit 4.3 to Current Report on Form 8-K	November 18, 2022
10.1#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Michael Panosian	Exhibit 10.3 to Registration Statement on Form S-1	September 7, 2018
10.2#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Zareh Khachatoorian	Exhibit 10.4 to Registration Statement on Form S-1	September 7, 2018
10.3#	Employment Agreement dated as of January 3, 2017 by and between ToughBuilt Industries, Inc. and Josh Keeler	Exhibit 10.6 to Registration Statement on Form S-1	September 7, 2018
10.4#	Exchange Agreement, dated November 20, 2020, between ToughBuilt Industries, Inc. and the Investor	Exhibit 10.1 to Current Report on Form 8-K	November 23, 2020
10.5#	Executive Employment Agreement, dated December 29, 2022, between ToughBuilt Industries, Inc., and Michael Panosian	Exhibit 10.1 to Current Report on Form 8-K	January 4, 2023
10.6#	Executive Employment Agreement, dated December 29, 2022, between ToughBuilt Industries, Inc., and Josh Keeler	Exhibit 10.2 to Current Report on Form 8-K	January 4, 2023
10.7#	Executive Employment Agreement, dated December 29, 2022, between ToughBuilt Industries, Inc., and Martin Galstyan	Exhibit 10.3 to Current Report on Form 8-K	January 4, 2023
10.8#	Executive Employment Agreement, dated December 29, 2022, between ToughBuilt Industries, Inc., and Martin Galstyan	Exhibit 10.4 to Current Report on Form 8-K	January 4, 2023
10.9	Form of Securities Purchase Agreement dated as of July 11, 2021, by and between ToughBuilt Industries, Inc. and certain purchasers	Exhibit 10.1 to Current Report on Form 8-K	July 14, 2021
10.10	Form of Securities Purchase Agreement dated as of February 15, 2022, by and between ToughBuilt Industries, Inc. and certain purchasers	Exhibit 10.1 to Current Report on Form 8-K	February 17, 2022
10.11	Form of Letter Agreement dated as of February 18, 2022, between ToughBuilt Industries, Inc. and the purchasers pursuant to the Securities Purchase Agreement dated as of February 15, 2022	Exhibit 10.1 to Current Report on Form 8-K	February 23, 2022
10.12	Warrant Repurchase Agreement, June 8, 2022, between ToughBuilt Industries, Inc. and Alto Opportunity Master Fund, Spc - Segregated Master Portfolio B	Exhibit 10.1 to Current Report on Form 8-K	June 9, 2022
10.13	Form of Securities Purchase Agreement	Exhibit 10.1 to Current Report on Form 8-K	June 23, 2023

10.14	Form of Securities Purchase Agreement, dated as of July 25, 2022, by and among the Company and the Purchasers.	Exhibit 10.1 to Current Report on Form 8-K	July 27, 2022
10.15	Form of Registration Rights Agreement, dated as of July 25, 2022, by and among the Company and the Purchasers.	Exhibit 10.2 to Current Report on Form 8-K	July 27, 2022
10.16	Form of Securities Purchase Agreement, dated as of November 15, 2022, by and among the Company and the Purchasers.	Exhibit 10.1 to Current Report on Form 8-K	November 18, 2022
10.17	Form of Registration Rights Agreement, dated as of November 15, 2022, by and among the Company and the Purchasers.	Exhibit 10.2 to Current Report on Form 8-K	November 18, 2022
10.18#	2016 Equity Incentive Plan	Exhibit 4.7 to Form S-1/A	May 19, 2020
10.19#	2018 Equity Incentive Plan	Exhibit 4.11 to Form S-1/A	May 19, 2020
10.20#	2022 Equity Incentive Plan	Exhibit 4.1 to Form S-8	December 20, 2022
14.1	Code of Ethics	Exhibit 14.1 to Registration Statement on Form S-1	September 7, 2018
21.1	List of Subsidiaries	Exhibit 21.1 to Annual Report on Form 10-K	April 18, 2022
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
99.1	Audit Committee Charter	Exhibit 99.1 to Registration Statement on Form S-1	September 7, 2018
99.2	Compensation Committee Charter	Exhibit 99.2 to Registration Statement on Form S-1	September 7, 2018
99.3	Nominating and Corporate Governance Committee Charter	Exhibit 99.3 to Registration Statement on Form S-1	September 7, 2018
99.4	Whistleblower Policy	Exhibit 99.4 to Registration Statement on Form S-1	September 7, 2018
99.5	Clawback Policy	*
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

#	Management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith and not to be incorporated by reference into any filing of ToughBuilt Industries, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUGHBUILT INDUSTRIES, INC.

Dated: December 20, 2024	/s/ Michael Panosian
Michael Panosian
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Panosian	President, Chief Executive Officer and	December 20, 2024
Michael Panosian	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Martin Galstyan	Chief Financial Officer	December 20, 2024
Martin Galstyan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua Keeler	Chief Design Officer and Director	December 20, 2024
Joshua Keeler

/s/ Robert Faught	Director	December 20, 2024
Robert Faught

/s/ Monica Pitterle	Director	December 20, 2024
Monica Pitterle

/s/ Chris Homeister	Director	December 20, 2024
Chris Homeister